Form 10QSB
period 1996-06-30
PRINCETON DENTAL MANAGEMENT CORP
filed 1996-09-25
CIK 856999

                                  FORM 10-QSB
                                   SECURITIES
                            AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) of
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from 4/1/96 to 6/30/96

                         Commission File Number 0-20222

                    PRINCETON DENTAL MANAGEMENT CORPORATION
             (Exact name of Registrant as specified in its charter)

                          DELAWARE                                  36-3484607
                          --------                                  ----------
                          State or other jurisdiction of            (I.R.S. Employer
                          incorporation or organization)            identification Number)

               7421 West 100th Place, Bridgeview, Illinois 60455
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (708) 974-4000
              (Registrant's telephone number, including area code)

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS
    REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
    SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS, YES  X    NO


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 8,169,870 SHARES OF THE COMPANY'S COMMON STOCK ($.0001 PAR VALUE) PER SHARE OUTSTANDING AS OF JUNE 30, 1996.

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                                  FORM 10-QSB


                               TABLE OF CONTENTS


  PART I - FINANCIAL INFORMATION                                        PAGE (S)

    CONDENSED CONSOLIDATED BALANCE SHEETS                                 3-4

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                         5

    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW                          6

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                  7-9

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                       9-12


PART II - OTHER INFORMATION                                             12-16


EXHIBITS

                          PRINCETON DENTAL MANAGEMENT
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      June 30, 1996             December 31, 1995
                                                                      -------------             -----------------

                                ASSETS                                  (Unaudited)
                                ------
               Current assets
               Cash and cash equivalents                               $     34,173                    $  124,872
               Trade accounts receivable, net
               of allowances for doubtful
               accounts of $394,000 and
               $275,000 respectively                                      1,373,833                     1,138,469
               Loan receivable - shareholders                                 2,190                         2,190
               Current portion of loan
               receivable - affiliate                                         7,272                         7,272
               Inventories                                                  112,235                       111,554
               Other current assets                                         99,231                        118,901
                                                                    ---------------                --------------

                         Total current assets                             1,628,934                     1,503,258



               Property and equipment, net                                1,225,711                     1,278,632
               Goodwill, net of accumulated
               amortization of $1,597,159
               and $1,293,987,  respectively                             10,847,559                    11,150,730
               Loan receivable-affiliate                                     12,467                        12,467
               Refinancing costs-net (Note 3)                                                           -
                                                                            529,422
               Other assets                                                  49,424                        51,846
                                                                    ---------------               ---------------

                             Total assets                               $14,293,517                   $13,996,933
                                                                        ===========                   ===========





               See accompanying notes

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    JUNE 30, 1996           DECEMBER 31, 1995
                                                                                   --------------           -----------------
                         LIABILITIES AND SHAREHOLDER'S EQUITY                        (UNAUDITED)
                         ------------------------------------
         Current liabilities
            Notes payable                                                           $               -                 $    18,835
            Current portion of long term debt                                               1,042,909                     506,046
            Current portion of capital lease obligations                                       10,487                      27,532
            Notes payable to shareholders                                                     122,946                   1,935,434
            Convertible notes payable - Shareholders (Note 3)                               2,483,620                           -
            Accounts payable                                                                1,245,532                     671,035
            Accrued salaries and wages                                                        634,829                     569,383
            Other accrued expenses                                                            633,265                     455,853
                                                                                        -------------              --------------

              Total current liabilities                                                     6,173,588                   4,184,118

         Long-term debt (Note 3)                                                            3,087,122                 $ 3,731,963
         Capital lease obligations                                                              2,545                       6,581
                                                                                      ---------------           -----------------

              Total liabilities                                                             9,263,255                   7,922,662

         Shareholder's equity (Note 3)
            Convertible preferred stock, Series A,
            11.75% cumulative, par value $1.00 per share:
            authorized shares-1,000,000;
            issued and outstanding -  3,600                                                     3,600                           -
            Common stock, par value
            $0.0001 per share:
            authorized shares - 25,000,000;
            8,169,870 issued and outstanding
            291,667 shares held in Treasury                                                       817                         812
            Common stock held in Treasury, at cost                                          (331,771)                           -
            Additional paid-in capital                                                     14,482,167                  14,055,045
            Accumulated deficit                                                           (9,124,551)                 (7,981,586)
                                                                                        -------------               -------------

              Total shareholders' equity                                                    5,030,262                   6,074,271
                                                                                        -------------               -------------

             Total liabilities and shareholders' equity                                   $14,293,517                 $13,996,933
                                                                                          ===========                 ===========


               See accompanying notes

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
                                  (UNAUDITED)


                                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                         JUNE 30                             JUNE 30
                                                                  1996             1995              1996              1995
                                                                  ----             ----              ----              ----
               NET REVENUE:
                  Practice revenue                               $3,696,578        $3,353,194        $7,439,193        $6,858,839
                  Laboratory revenue                              1,013,830           967,363         1,988,311         1,853,320
                                                                -----------      ------------       -----------       -----------

                             Total Net Revenue                    4,710,408         4,320,557         9,427,504         8,712,159

               EXPENSES:
               ---------
               Practice compensation and benefits                 2,543,628         2,089,932         4,966,673         4,254,369
               Practice supplies and services                       638,721           525,163         1,247,007         1,018,744
               Other practice expense                               333,146           375,347           685,600           757,495
               Cost of laboratory revenue                           684,075           616,635         1,276,736         1,256,571
               Other laboratory expenses                            333,067           168,922           626,694           332,902
               General corporate expenses                           615,584           209,182           996,212           423,465
               Depreciation and amortization                        256,250           228,601           487,251           456,251
                                                               ------------      ------------      ------------      ------------

                         Total Operating Expenses                 5,404,471         4,213,782        10,286,173         8,499,797


               Operating income (loss)                            (694,063)           106,775         (858,669)           212,362

               Interest expense                                   (158,674)         (109,949)         (309,486)         (215,631)
               Other  income                                         12,319             7,181            25,190            11,892
                                                               ------------      ------------      ------------      ------------

               Net income (loss)                                 $(840,418)     $       4,007      $(1,142,965)   $         8,623
                                                                 ==========     =============      ============   ===============

               Net income (loss) per share                       $   (0.10)     $           -      $     (0.14)   $             -
                                                                 ==========     =============      ============   ===============

               Weighted average number of
               Shares outstanding                                 8,169,870         8,119,870         8,169,870         8,119,870
                                                                ===========       ===========       ===========       ===========



               See accompanying notes

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                                          Six months ended        Six months ended
                                                                                             June 30, 1996           June 30, 1995
                                                                                             -------------           -------------
               Cash and cash equivalents increase (decrease)

               Operating activities
                  Net Income (loss)                                                           ($1,142,965)                  $8,623
                  Adjustments to reconcile net cash
                     provided by (used in) operating activities:
                  Depreciation and amortization                                                    487,251                 466,268
                  Loss on sale of assets                                                             1,410                   6,044
                  Provision for bad debts                                                          119,000
                  Stock redemption price in excess of market                                        18,229                       -
                  Issuance of stock under Incentive Stock Bonus Plan                                70,750                       -
                  Changes in operating assets and liabilities:
                    Accounts receivable                                                          (354,364)               (190,070)
                    Inventories                                                                      (681)                       0
                    Other assets                                                                    22,092                  10,354
                    Accounts payable                                                               574,497               (324,358)
                    Accrued expenses                                                               354,925                  70,165
                    Deferred compensation                                                           67,147                  60,396
                                                                                              ------------            ------------
                    Net cash provided by operating activities                                      217,291                 107,422

               Investing activities
                  Purchase of property and equipment                                             (117,275)                (22,279)
                  Debt issuance costs                                                             (27,819)                (57,416)
                  Other                                                                                                      7,114
                                                                                         -----------------           -------------

               Net cash used in investing activities                                             (145,094)                (72,581)
               Financing activities
                  Proceeds from issuance of long-term debt                                          31,826                       -
                     Principal payments on capital
                        lease obligations                                                         (21,081)                (23,050)
                     Draws from revolving demand note                                                    -                 531,000
                     Principal payments on notes payable                                          (18,835)               (413,647)
                     Principal payments on long-term debt and
                     notes payable to shareholders                                               (154,806)               (144,493)
                                                                                               -----------             -----------

               Net cash used in financing activities                                             (162,896)                (50,190)

               Decrease in cash and cash equivalents                                              (90,699)                (15,349)

               Cash and cash equivalents at beginning of period                                    124,872                  25,950
                                                                                               -----------            ------------

               Cash and cash equivalents at end of period                                          $34,173                 $10,601
                                                                                               ===========             ===========

               See Accompanying notes

                    PRINCETON DENTAL MANAGEMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996
                                  (UNAUDITED)


Note 1 - SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed by Princeton Dental Management Corporation (the "Company") for quarterly financial reporting purposes are the same as those disclosed in the Company's annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments other than the transaction disclosed in Note 3) necessary for a fair presentation of the information presented.

The quarterly condensed consolidated financial statements herein have been prepared by the Company without audit. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Although the Company's management believes the disclosures are adequate to make the information not misleading, it is suggested that these quarterly condensed financial statements be read in conjunction with the audited annual financial statements and footnotes thereto.

Note 2 - RECLASSIFICATIONS

The accompanying condensed consolidated financial statements contain certain reclassifications of previously reported information. The reclassifications have been made to more appropriately reflect the operating results of the Company.

Note 3 - FINANCING AGREEMENT

On April 22, 1996, the Company entered into a financing arrangement pursuant to which the Company issued Convertible Debt (the "Convertible Debt") to Amsterdam Equities Limited in the amount of $2,483,620 and 3,599.77 shares of Series A 11.75% Cumulative Convertible Preferred Stock (the "Preferred Stock") to Amsterdam Equities Limited (195 shares), to Frank Leonard Laport (1,904.77 shares) and to Beverly Trust Company, as custodian for the Frank Leonard Laport Rollover Individual Retirement Account No. 75-49990 (1,500 shares) (the "Investor Group"). The Convertible Debt and Preferred Stock replaces indebtedness of the Company at April 22, 1996, in the amount of $1,976,700 incurred under that certain letter agreement dated December 7, 1994 ("Letter Agreement"). Under the terms of the Convertible Debt and Preferred Stock Agreements (also referred to herein collectively as the "Financing Arrangements") the Investor Group may lend additional amounts, in increments to be determined solely by the Group. The funds may be used by the Company subject to the approval of the Group, to fund certain acquisitions. The Convertible Debt and Preferred Stock will bear interest and have a coupon rate, respectively of 11.75%, plus the payment of any withholding taxes which may be due and owing with respect to any person which is a foreign entity. Payments on the Convertible Debt are interest only due in quarterly installments beginning in December, 1996. The Convertible Debt has a maturity of seven years from the date of closing, subject to acceleration in the event of a default.

                    PRINCETON DENTAL MANAGEMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996
                                  (UNAUDITED)


Note 3 - FINANCING AGREEMENT (Cont'd)

In addition to the amount owed under the Letter Agreement, the terms of the Convertible Debt and Preferred Stock Agreements called for the conversion of 291,667 share of Regulation D stock held by the Group into $350,000.00 of Convertible Debt and Preferred Stock. The shares of common stock redeemed are being held in treasury at June 30, 1996.

An additional provision of the Convertible Debt and Preferred Stock Agreements include the payment of $300,000.00 as a closing fee and require the Company to reimburse the legal fees and out-of-pocket costs and expenses of the Group in connection with the negotiation and the closing of the transaction which totaled $216,897. The closing fees and reimbursement of the costs and expenses are payable in the form of Convertible Debt and Preferred Stock. In total, the Company incurred costs of $544,716 in connection with the refinancing which has been capitalized and will be amortized over a period of seven years. Amortization of refinancing fees totaled $15,294 through June 30, 1996.

The terms of the Convertible Debt and Preferred Stock Agreements provides the Group with certain rights pertaining to the registration of any common stock to which the Group may convert from Convertible Debt or Preferred Stock, anti-dilution, and a right of first refusal on any future offering of the Company's securities.

Under the terms of the transaction, the Company has issued a warrant to purchase 100 shares of Series B Preferred Stock. The Series B Preferred Stock entitles Amsterdam Equities Limited, after the occurrence of an event of default, to elect a Class B director who will have super-majority voting powers on the Company's Board of Directors. The Convertible Debt and Preferred Stock may be converted into the common stock of the Company, as the sole option of the Group, at various conversion rates as set forth in the conversion formula contained in the Convertible Debt and Preferred Stock Agreement. Conversion pursuant to such conversion formula would result in a conversion price per share of the Company's common stock significantly below present market levels. If the Group were to convert the Convertible Debt and Preferred Stock at the present time, the conversion would result in the issuance to the Group of approximately 9,600,000 shares of the Company's common stock, representing approximately forty-two percent (42%) of the issued and outstanding shares of the Company's common stock (assuming full conversion and anti-dilution).

In addition, pursuant to the terms of the Financing Arrangement, the Company has issued to the holders of the Convertible Debt and the Preferred Stock a warrant to purchase shares of common stock at an exercise price of $.10 per share. The Group may exercise the warrant only upon the occurrence of an event of default under the terms of the minimum financial goals of net income of at least one dollar in the fiscal year ending December 31, 1996, and net income at least equal to 60% of the dollar amount of Convertible Debt of the Company outstanding at the end of 1997 for the fiscal year ending December 31, 1997, increased by 10% each year thereafter, compounded, plus 60% of the additional Convertible debt outstanding at the end of such year over the immediately preceding year. The Company can make no assurances that such financial goals can be achieved by the Company. The cumulative effect of the issuance of shares pursuant to the default warrant to the Group could result in ownership by the Group of up to 75% of the Company's total issued and outstanding common stock.

                    PRINCETON DENTAL MANAGEMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996
                                  (UNAUDITED)


Note 3 - FINANCING AGREEMENT (Cont'd)

The Convertible Debt and Preferred Stock may be called by the Company only during the first year of the Financing Arrangement in accordance with the following schedule: Up to 120 days after the closing, at the principal amount of the Convertible Debt and liquidation value ($100.00 per share) of the Preferred Stock, plus $300,000.00; from the 120th day after the closing to the 240th day after closing, at the principal amount of the Convertible Debt and liquidation value of the Preferred Stock, plus $500,000.00; and, for the 240th day after closing to the one year anniversary date of the closing at the principal amount of the Convertible Debt and liquidation value of the Preferred Stock, plus $750,000.00. See Note 5 for subsequent event regarding the Convertible Debt and Preferred Stock Agreement.

Note 4 - CONSULTING AGREEMENT

The Company had entered into an agreement with Stratum Management, Inc. and certain individual consultants (collectively, the "Consultants") for consulting services, terminable by either party at any time. The Consultants were to provide the Company with operations management, provider relations, systems development, standardization and development of operations manuals, marketing analysis and development, strategic alliances development and re-acquisition evaluation services. The board of directors of the Company had final approval of all actions of the Consultants. In addition to consulting fees approximating $41,000 per month in 1996, the Consultants were issued warrants to purchase up to 600,000 shares of the Company's common stock at an exercise price of $1 per share expiring December 31, 1998. Subsequently, in July 1996 the Warrants Agreement was amended to reduce the number of warrants available from 600,000 to 388,000 as a condition of the financing agreement disclosed in
Note 5. This consulting agreement was terminated by the Company effective August 1, 1996.

Dr. Charles R. Mitchell, who was appointed as President of the Company effective October 26, 1995, was originally affiliated with the consultants. While Dr. Mitchell has reported to have severed all direct ties with the Consultants in conjunction with his appointment as President of the Company and has reported to have received no compensation from the Consultants, Dr. Mitchell's wife remains a shareholder in, and an employee of, Stratum Management, Inc., which is directly affiliated with the Consultants. As a condition of the financing agreement disclosed in Note 5, Dr. Mitchell resigned as President and CEO of the company and is performing limited functions as a consultant.

Note 5 - SUBSEQUENT EVENTS

Subsequent to June 30, 1996, the Company entered into a Letter Agreement by and among the Company; Dr. Charles R. Mitchell, the President of the Company; Stratum Management, Inc. ("Stratum"), a consultant to the Company; John H. Hagan, a director of the Company; Dr. Seymour Kessler, a director of the Company; and Amsterdam Equities, Ltd. ("Amsterdam"), Frank Leonard Laport, and Beverly Trust Company, as Custodian of the Frank Leonard Laport Rollover Individual Retirement Account No. 75-49990, each member of the investment group (the "Investor Group"). Under the Letter Agreement, which became effective on August 9, 1996, the Series B Preferred Stock referred to in the Convertible Debt Agreement executed by the Company on April 22, 1996 (see Note 3) was to be amended to be immediately effective and Class B Preferred Stock was immediately issued to Amsterdam.

                    PRINCETON DENTAL MANAGEMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996
                                  (UNAUDITED)


Note 5 - SUBSEQUENT EVENTS (Cont'd)

The Class B Preferred Stock entitled Amsterdam to elect a Director to the Board of Directors of the Company who shall have super majority voting powers. In effect, the Class B director appointed by Amsterdam shall have the number of votes on the Board of Directors as the current Board currently holds, plus one vote. The amendment and activation of the Class B Preferred Stock occurred upon the satisfaction of the following two conditions: (i) delivery to the Company of a notice, pursuant to which the Investor Group would convert on a pro rate basis, an aggregate amount of U.S. $700,000 of currently outstanding Convertible Debt/Preferred Stock into the Company's Common Stock in accordance with the contractual terms of the Convertible Debt and Preferred Stock Agreements executed on April 22, 1996, and (ii) upon the advance to the Company of an additional U.S. $200,000.00 pursuant to the Convertible Debt and the Preferred Stock Agreements executed April 22, 1996. As of August 9, 1996, the Investor Group has satisfied these two conditions and the Class B Preferred Stock has been issued to Amsterdam.

In connection with the activation of the Class B Preferred Stock, the provision of additional funding and conversion of debt, Stratum, Hagan and Kessler have agreed to forfeit, on a pro rate basis, an aggregate amount of 300,000 options/warrants to purchase the Company's common stock.

In connection with the above, Dr. Mitchell has resigned as President of the Company, but will continue to assist the Company in the transition to a new management team. Dr. Mitchell, Dr. Kessler, and John Hagan will stay as directors until the Company's annual meeting. Gary Lockwood, Dr. Richard Staller, Frank Leonard Laport, Esq. and George Collins, Esq., who also acts as attorney in fact for Amsterdam Equities Limited, have been appointed to the Board to fill vacancies created by an increase in the number of directors.

Gary Lockwood, President of Mason Dental Laboratories, a subsidiary of the Company, has been appointed as President of the Company. Frank Leonard Laport has been elected as Chairman of the Board of Directors of the Company. Frank Leonard Laport has also been elected as the Series B director by Amsterdam Equities Limited.

Effective September 16, 1996, the Company relocated its corporate offices to 7421 West 100th Place, Bridgeview, Illinois.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 1995.

Results of Operations

Revenue for the six month period ended June 30, 1996 was $9,427,504 compared with $8,712,159 for the six month period ended June 30, 1995, an increase of $715,345. The change in revenue is due to an increase in production throughout the Company.

                    PRINCETON DENTAL MANAGEMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996
                                  (UNAUDITED)


Operating expenses increased $1,786,376 to $10,286,173 for the six month period ended June 30, 1996 from $8,499,797. This increase is attributable primarily to the increased production previously mentioned.

Interest expense increased $93,855 to $309,486 for the six month period ended June 30, 1996 versus $215,631 incurred in the comparable six month period last year. The increase is primarily the result of additional advances during 1995 under the Revolving Demand Note which was subsequently rolled into the Convertible Debt and Preferred Stock Agreement.


The net loss for the six month period ended June 30,1996 of $1,142,965 is primarily the result of the increase in payroll cost to provide patient services as well as costs incurred for outside consulting services.

The Company is currently in the process of developing revenue enhancement programs for the practices and laboratories. The Company is also working to improve the operating results of the various operations by reducing costs of patient services and laboratory costs. The Company has begun steps to reduce general and administrative expenses by eliminating substantially all outside consulting arrangements which totaled approximately $302,000 for the six months
ended June 30, 1996.   However, the Company can make no assurances in regards
to the results of these programs.

Financial Condition

Changes in the Company's financial condition at June 30, 1996 as compared with December 31, 1995 resulted primarily from the Company's results of operations for the six month period ended June 30, 1996.

During the first and second quarters of 1996, the Company did not deposit certain state payroll tax liabilities totaling approximately $53,000. The company is currently negotiating with the State to pay the payroll obligations in monthly installments and to abate penalties associated with the late payment. In addition, during 1994 the Company did not make certain federal payroll tax deposits on a timely basis and is in the process of negotiating with the IRS to abate penalties associated with these late filings. Management has provided a reserve of approximately $60,000 for the state tax liability and penalties and $70,000 to cover the IRS penalties should the IRS ruling be unfavorable. Management believes these reserves are sufficient to cover these obligations.

Liquidity and Capital Resources

As of June 30, 1996, the Company has a working capital deficit of $4,544,654 and a financial accumulated deficit of $9,124,551. Goodwill and other intangibles comprise approximately 80% of total assets, leaving tangible assets of approximately $2,916,536 and negative tangible net worth of ($6,346,719).

                    PRINCETON DENTAL MANAGEMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996
                                  (UNAUDITED)


During the six month period ended June 30, 1996, the Company's cash and cash equivalents decreased $90,699. Cash provided by operations was $217,291 resulting primarily from the Company's increase in accounts payable and accrued expenses for the period of $996,569 of which this increase was partially offset by depreciation and amortization of $487,251, $88,979 of costs associated with the issuance and redemption of the Company's common stock, and a net increase in accounts receivable of $235,364.

Investing activities utilized $145,094 of cash primarily related to the acquisition of property and equipment for $117,275 and debt issuance costs of $27,819. Cash of $162,896 was used by financing activities primarily as a result of debt principal payments of $194,722, net of proceeds from issuance of debt of $31,826.

As disclosed in Note 3 and Note 5, the Company's primary source of outside financing is from the Investor Group, which has agreed to lend up to $15 million if certain conditions are met. Given the Company's working capital deficit and negative tangible net worth, the company is heavily reliant on the Investor Group's financing to continue the Company's expansion plans and to some extent, provide working capital to fund the operations. The Company can make no assurances the Company will be able to meet the requirements to obtain the additional financing in the increments required.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          a. On June 14, 1995, the Company filed a complaint for declaratory relief against Messrs. Terry D. Gingle and Oscar L. Hausdorff (the "Gingle Group"), certain former members of senior management, regarding an alleged pledge of shares of Company Common Stock to the Group. While the Gingle Group is contesting such pledge, the Company and the Gingle Group have entered into a temporary standstill agreement whereby neither party will take any immediate action while attempting to negotiate settlement with respect to this issue.

         b. The Company is involved in a number of legal proceedings related to malpractice, worker's compensation, general employment and contract disputes all in various stages of proceedings, most of which will be covered by insurance. Management believes settlements, if any, in excess of insurance coverage would be immaterial.

Item 6.   Exhibits and Reports on Form 8-K

         a.      Exhibits

                 The following documents are filed as an exhibit to this
                 Report:

            (10.1)           Employment Agreement by and between the Company and
                                  Dr. Charles R. Mitchell, D.D.S. dated March,
                                  1996, with an effective date of January 1, 1996.

                    PRINCETON DENTAL MANAGEMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996
                                  (UNAUDITED)


                 (10.2) Consulting Agreement by and between the Company and Stratum Management, Inc. dated January 1, 1996.

                 (10.3) Amendment to the Warrant Agreement by and between the Company and Stratum Management, Inc., dated July 17, 1996. This Warrant Agreement was part and parcel to the Consulting Agreement dated January 1, 1996.

                 (10.4) Non-Statutory Stock option agreement by and between the Company and John H. Hagan, dated March 21, 1996.

                 (10.5) Amendment to the Non-Statutory Stock Option Agreement by and between the Company and John
                                  H. Hagan dated July 17, 1996.

                 (10.6) Non-Statutory Stock Option Agreement by and between the Company and Dr. Seymour Kessler dated March 21, 1996.

                 (10.7) Amendment to the Non-Statutory Stock Option Agreement dated July 17, 1996, by and between the Company and Dr. Seymour Kessler.

                 (10.8) Series A 11.75% Cumulative Convertible Preferred Stock Purchase Agreement by and between Frank Leonard Laport, Beverly Trust Company, as Custodian of the Frank Leonard Laport Rollover Individual Retirement Account Number 75-49990, and Amsterdam Equities Limited, dated April 22, 1996.

                 (10.9) Convertible Debt Agreement by and between the Company and Amsterdam Equitites Limited, dated April 22, 1996.

                 (10.10) Letter of Agreement dated July 15, 1996 and effective August 9, 1996, by and between the Company, Dr. Charles R. Mitchell, Stratum Management Inc., John H. Hagan, Dr. Seymour Kessler, Amsterdam Equities Limited, Frank Leonard Laport, and Beverly Trust Company, as custodian of the Frank Leonard Laport Rollover Individual Retirement Account Number 75-49990.

         b.      Reports on Form 8-K

                 The Registrant filed the following Form 8-Ks during the period from January 1, 1996 through August 15, 1996:

(9) On March 4, 1996, the Registrant filed with the Securities and Exchange Commission a current report on Form 8-K relating to the extension of warrants to October 14, 1996; the ratification of an Employment Contract for Dr. Charles R. Mitchell; the ratification of a Management Consulting Agreement for Stratum Management; and the lawsuit filed against the Company by Frank Leonard Laport.

                    PRINCETON DENTAL MANAGEMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996
                                  (UNAUDITED)


(10) On March 21, 1996, the Registrant filed with the Securities and Exchange Commission a current report on Form 8- K regarding the Board of Director's ratification of the grant of non-statutory stock options to John Hagan and Seymour Kessler for past services to the Board of Directors.


(11) On May 9, 1996, the Registrant filed with the Securities and Exchange Commission a current report on an amended Form 8-K regarding a financing arrangement pursuant to which the Company issued Convertible Debt (the "Convertible Debt") to Amsterdam Equities Limited in the amount of $2,483,620.15 and 3,599.77 shares of Series A 11.75 Cumulative Convertible Preferred Stock (the "Preferred Stock") to Amsterdam Equities Limited (195), to Frank Leonard Laport (1,904.77) and to Beverly Trust Company, as custodian for the Frank Leonard Laport Rollover Individual Retirement Account No. 75-4990 (1,500) (the "Investor Group").

The Convertible Debt and Preferred Stock replaces indebtedness of the Company in the amount of $1,976,699.99 incurred under that certain letter agreement dated December 7, 1994 ("Letter Agreement"). Under the terms of the Convertible Debt and Preferred Stock Agreements (also referred to herein collectively as the "Financing Arrangements") the Investor Group will lend up to $15 million, in increments to be determined solely by the Group. The funds may be used by the Company, subject to the approval of the Group, to fund certain acquisitions. The Convertible Debt and Preferred Stock will bear interest and have a coupon rate, respectively of 11.75%, plus the payment of any withholding taxes which may be due and owing with respect to any person which is a foreign entity. The Convertible Debt has a maturity of seven years from the date of closing, subject to acceleration in the event of a default.

In addition to the amount owed under the Letter of Agreement, the terms of the Convertible Debt and Preferred Stock Agreements call for the conversion of Regulation D stock held by the Group into $350,000.00 of Convertible Debt and Preferred Stock.

In addition to the amount owed to the Group under the Letter Agreement, the terms of the Convertible Debt and Preferred Stock Agreements include the payment of $300,000.00 as a closing fee in the form of fully paid Convertible Debt and Preferred Stock. The terms of the Convertible Debt and Preferred Stock Agreements also require the Company to reimburse the legal fees and out-of-pocket costs and expenses of the Group in connection with the negotiation and the closing of the transaction, payable in the form of Convertible Debt and Preferred Stock in the aggregate amount of $216,896.74.

(12) On August 15, 1996, The Registrant filed with the Securities and Exchange Commission current Report on Form 8-K regarding a Letter Agreement by and among the Company; Dr. Charles R. Mitchell, the President of the Company; Stratum Management, Inc. ("Stratum"), a consultant to the Company; John H. Hagan, a director of the Company; Dr. Seymour Kessler, a director of the Company; and Amsterdam Equities, Ltd. ("Amsterdam"), Frank Leonard Laport, and Beverly Trust Company, as Custodian of the Frank Leonard Laport Rollover Individual Retirement Account No. 75-49990, each members of the investment group (the "Investment Group").

                    PRINCETON DENTAL MANAGEMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996
                                  (UNAUDITED)


Under the Letter Agreement, which became effective on August 9, 1996, the Series B Preferred Stock referred to in the Convertible Debt Agreement executed by the Company on April 22, 1996 was to be amended to be immediately effective and was to be immediately issued to Amsterdam. The Class B Preferred Stock entitles Amsterdam to elect a Director to the Board of Directors of the Company who shall have super majority voting powers. In effect, the Class B Director appointed by Amsterdam shall have the number of votes on the Board of Directors as the Board currently holds, plus one vote.

The amendment and activation of the Class B Preferred Stock was to occur upon the satisfaction of the following two conditions: (i) delivery to the Company of a notice, pursuant to which the Investment Group would convert on a pro rate basis, an aggregate amount of U.S. $700,000.00 of currently outstanding convertible debt/preferred stock into the Company's common stock in accordance with the contractual terms of the Convertible Debt and Preferred Stock Agreements executed on April 22, 1996, and (ii) upon the advance to the Company of an additional U.S. $200,000.00 pursuant to the Convertible Debt and the Preferred Stock Agreements executed April 22, 1996. As of August 9, 1996, the Investment Group has satisfied these two conditions and the Class B Preferred Stock has been issued to Amsterdam.

In connection with the activation of the Class B Preferred Stock, the provision of additional funding, and conversion of debt, Stratum, Hagan and Kessler have agreed to forfeit, on a pro rate basis, an aggregate amount of 300,000 options/warrants to purchase the Company's common stock.

In connection with the above, Dr. Mitchell has resigned as Chief Executive Officer and President of the Company, but will continue to assist the Company in the transition to a new management team. Dr. Mitchell will stay on as a director until the Company's next annual meeting is held, which is scheduled to take place on September 27, 1996. Hagan and Kessler would also continue to serve as directors until the Company's next annual meeting. Gary Lockwood, Dr. Richard Staller, Frank Leonard Laport, Esq. and George Collins, Esq. have been appointed to the Board to fill vacancies created by an increase in the number of directors.

Gary Lockwood, President of Mason Dental Laboratories, a subsidiary of the Company, has been appointed as President of the Company. Mr. Lockwood will continue to serve in his role as President of Mason Dental in addition to his new duties as President of the Company. Frank Leonard Laport has been elected as Chairman of the Board of Directors of the Company.

In connection with the letter agreement transaction, the Company shall relocate its principal offices to another location in the Chicago metropolitan area on or about September 30, 1996.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report of Form 10-QSB for the quarter ended June 30, 1996, to be signed on its behalf, by the undersigned there unto duly authorized.


DATED:                            Princeton Dental Management Corporation

                                  By:     __________________________
                                          Steven M. Sierakowski
                                          Chief Financial Officer
                                          and Head Accounting Officer