Form 10QSB
period 1996-09-30
PRINCETON DENTAL MANAGEMENT CORP
filed 1996-11-26
CIK 856999

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) of
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1996

                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) of
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                         Commission File Number 0-20222

                    PRINCETON DENTAL MANAGEMENT CORPORATION
             (Exact name of Registrant as specified in its charter)


             DELAWARE                           36-3484607
             ------------------------------     ----------------------
             State or other jurisdiction of     (I.R.S. Employer
             incorporation or organization)     Identification Number)


             7421 West 100th Place, Bridgeview, Illinois 60455-2442
                    (Address of principal executive offices)
                                   (Zip Code)

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


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 10,122,323 SHARES OF THE COMPANY'S COMMON STOCK ($.0001 PAR VALUE) PER SHARE OUTSTANDING AS OF SEPTEMBER 30, 1996.

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                                  FORM 10-QSB



                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE(S)

        CONDENSED CONSOLIDATED BALANCE SHEETS                                3-4

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                        5

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW                         6

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                7-10

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                10-12



PART II - OTHER INFORMATION                                                12-17

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                      September 30, 1996     December 31, 1995
                                      ------------------     -----------------
                                         (Unaudited)
          Assets
          ------
  Current assets
   Cash and cash equivalents             $     -                    $  124,872
   Trade accounts receivable, net
   of allowances for doubtful
   accounts of $394,000 and
   $275,000, respectively                  1,103,427                 1,138,469
   Loan receivable - shareholders              2,190                     2,190
   Current portion of loan
   receivable - affiliate                      7,272                     7,272
   Inventories                               121,304                   111,554
   Other current assets                       99,805                   118,901
                                         -----------                ----------

          Total current assets             1,333,998                 1,503,258



  Property and equipment, net              1,246,799                 1,278,632
  Goodwill, net of accumulated
  amortization of $1,748,895 and
  $1,293,987, respectively                10,701,229                11,150,730
  Loan receivable - affiliate                 12,467                    12,467
  Refinancing costs - net (Note 4)           509,969                      -
  Other Assets                                54,166                    51,846
                                         -----------               -----------

          Total Assets                   $13,858,628               $13,996,933
                                         ===========               ===========






See accompanying notes

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS



       Liabilities and Shareholders' Equity                                 September 30, 1996       December 31, 1995
       ------------------------------------                                 ------------------      ------------------
                                                                             (Unaudited)
Current liabilities
 Notes payable                                                                     $     -             $    18,835
 Current portion of long term debt                                                     922,501             506,046
 Current portion of capital lease obligations                                           27,818              27,532
 Note payable to shareholder                                                           122,946           1,935,434
 Convertible notes payable - Shareholders (Note 4)                                   2,058,788                -
 Accounts payable                                                                    1,248,023             671,035
 Accrued salaries and wages                                                            658,939             569,383
 Other accrued expenses                                                                649,380             455,853
                                                                                   -----------         -----------

       Total current liabilities                                                     5,688,395           4,184,118

Long-term debt                                                                       3,146,853           3,731,963
Capital lease obligations                                                               42,383               6,581
                                                                                   -----------         -----------

       Total liabilities                                                             8,877,631           7,922,662

Shareholders' equity (Note 4)
 Convertible preferred stock, Series A,
 11.75% cumulative, par value $1.00 per share:
 authorized shares - 10,000;
 issued and outstanding - 2,848                                                          2,848                 -
 Common stock, par value
 $0.0001 per share:
 authorized - 25,000,000;
 10,122,323 issued and outstanding                                                       1,012                 812
 Less: 291,667 shares Common stock
       held in Treasury, at cost                                                      (331,771)                -
 Additional paid-in capital                                                         15,107,556          14,055,045
 Accumulated deficit                                                                (9,798,648)         (7,981,586)
                                                                                   -----------         -----------

       Total shareholders' equity                                                    4,980,997           6,074,271
                                                                                   -----------         -----------

       Total liabilities and shareholders' equity                                  $13,858,628         $13,996,933
                                                                                   ===========         ===========




See accompanying notes

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                   Three months ended                         Nine months ended
                                                     September 30,                              September 30,
                                                1996                1995                  1996              1995
                                                ----                ----                  ----              ----
Revenue:
   Practice revenue                        $  3,215,844      $  3,192,775            $10,655,030       $10,051,614
   Laboratory revenue                           949,182           958,683              2,937,493         2,812,003
                                           ------------      ------------            -----------       -----------

         Total revenue                        4,165,026         4,151,458             13,592,523        12,863,617

Expenses:
   Practice compensation and benefits         2,473,483         1,940,675              7,656,711         6,195,044
   Practice supplies and services               411,835           475,219              1,399,751         1,493,963
   Other practice expenses                      380,298           411,477              1,144,019         1,168,972
   Cost of laboratory revenue                   740,246           604,010              2,163,691         1,845,912
   Other laboratory expenses                    271,625           106,067                845,496           438,969
   General corporate expense                    144,995           741,942              1,022,478         1,165,407
   Depreciation and amortization                273,753           244,325                750,255           715,245
                                           ------------      ------------            -----------       -----------
         Total operating expenses             4,696,235         4,523,715             14,982,401        13,023,512


                                           ------------      ------------            -----------       -----------
Operating loss                                 (531,209)         (372,257)            (1,389,878)         (159,895)

   Litigation settlement                            -             (45,000)                   -             (45,000)
   Interest expense                            (155,008)         (117,841)              (465,515)         (333,472)
   Other income                                  12,120            15,762                 38,331            27,654
                                           ------------      ------------            -----------       -----------

Net loss                                       (674,097)     $   (519,336)           $(1,817,062)      $  (510,713)
                                           ============      ============            ===========       ===========

Net loss per share                         $      (0.07)     $      (0.06)           $     (0.21)      $     (0.06)
                                           ============      ============            ===========       ===========

Weighted average number of
shares outstanding                            9,146,096         8,119,870              8,489,723         8,119,870
                                           ============      ============            ===========       ===========

See accompanying notes

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)




                                                       Nine months ended              Nine months ended
                                                         September 1996                 September 1995
                                                       -----------------              -----------------

Operating activities:
 Net loss                                                $(1,817,062)                     $ (510,713)
 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
        Depreciation and amortization                        750,255                         715,245
        Loss on sale of assets                                 1,410                           6,414
        Provision for bad debts                              119,000                        (226,050)
        Stock redemption price in excess of market            18,229                            -
        Issuance of stock under Incentive Stock Bonus Plan    70,750                            -
 Changes in operating assets and liabilities:
        Accounts receivable                                  (83,958)                        295,853
        Inventories                                           (9,750)                          5,693
        Other assets                                          16,776                          41,949
        Accounts payable                                     576,988                        (623,331)
        Accrued expenses                                     395,150                          63,595
        Deferred compensation                                 67,147                         (26,897)
                                                         -----------                      ----------
 Net cash provided by (used in) operating activities         104,935                        (258,242)

Investing activities:
        Purchase of property and equipment                  (147,146)                        (58,556)
        Purchase of dental lab - goodwill                     (5,407)                            -
        Other                                                    -                            43,051
        Debt issuance costs                                  (27,819)                        (33,376)
                                                         -----------                      ----------
 Net cash (used in) investing activities                    (180,372)                        (48,881)

Financing activities:
        Proceeds from sale of preferred stock                 13,000                             -
        Draws under the convertible debt agreement           187,000                             -
        Draws from revolving demand note                         -                         1,159,500
        Principal payments on capital lease obligations      (25,316)                        (33,538)
        Proceeds from issuance of long term debt              31,826                             -
        Principal payments on notes payable                  (18,835)                       (605,062)
        Principal payments on long-term debt and
         notes payable to shareholders                      (237,110)                       (201,099)
                                                         -----------                      ----------
 Net cash provided by (used in) financing activities         (49,435)                        319,801

Increase (decrease) in cash and cash equivalents            (124,872)                         12,678
                                                         -----------                      ----------
Cash and cash equivalents at beginning of period             124,872                          25,950
                                                         -----------                      ----------

Cash and cash equivalents at end of period               $      -                         $   38,628
                                                         ===========                      ==========

                    PRINCETON DENTAL MANAGEMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

Note 1 - SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed by Princeton Dental Management Corporation (the Company) for quarterly financial reporting purposes are the same as those disclosed in the Company's annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments other than the transaction disclosed in Note 4) necessary for a fair presentation of the information presented.

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

Note 3 - CONSULTING AGREEMENT

In June 1995, the Company had entered into an agreement with Stratum Management, Inc. and certain individual consultants (collectively, the "Consultants") for consulting services, terminable by either party at any time. The Consultants were to provide the Company with operations management, provider relations, systems development, standardization and development of operations manuals, marketing analysis and development, strategic alliances development and acquisition evaluation services. The board of directors of the Company had final approval of all actions of the Consultants. In addition to consulting fees approximating $41,000 per month in 1996, the Consultants were issued warrants to purchase up to 600,000 shares of the Company's common stock at an exercise price of $1 per share expiring December 31, 1998. Subsequently, in July 1996 the Warrants Agreement was amended to reduce the number of warrants available from 600,000 to 388,000 as a condition of the financing agreement disclosed in Note 4. This consulting agreement was terminated by the Company effective August 1, 1996.

Dr. Charles R. Mitchell, who was appointed as President of the Company effective October 26, 1995, was originally affiliated with the consultants. While Dr. Mitchell has reported to have severed all direct ties with the Consultants in conjunction with his appointment as President of the Company and has reported to have received no compensation from the Consultants, Dr. Mitchell's wife remained a shareholder in, and an employee of, Stratum Management, Inc., which is directly affiliated with the Consultants. As a condition of the financing agreement disclosed in Note 4, Dr. Mitchell resigned as President and CEO of the company.

                    PRINCETON DENTAL MANAGEMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

Note 4 - FINANCING AGREEMENT

On April 22, 1996, the Company entered into a financing arrangement pursuant to which the Company issued Convertible Debt (the Convertible Debt) to Amsterdam Equities Limited in the amount of $2,483,620 and 3,599.77 shares of Series A 11.75% Cumulative Convertible Preferred Stock (the Preferred Stock) to Amsterdam Equities Limited (195 shares), to Frank Leonard Laport (1,904.77 shares) and to Beverly Trust Company, as custodian for the Frank Leonard Laport Rollover Individual Retirement Account No. 75-49990 (1,500 shares) (the Investor Group). The Convertible Debt and Preferred Stock replaces indebtedness of the Company at April 22, 1996, in the amount of $1,976,700 incurred under that certain letter agreement dated December 7, 1994 (Letter Agreement). Under the terms of the Convertible Debt and Preferred Stock Agreements (also referred to herein collectively as the Financing Arrangements) the Investor Group may lend additional funds, in increments to be determined solely by the Group. The funds may be used by the Company subject to the approval of the Group, to fund certain acquisitions. The Convertible Debt and Preferred Stock will bear interest and have a coupon rate, respectively of 11.75%, plus the payment of any withholding taxes which may be due and owing with respect to any person which is a foreign entity. Payments on the Convertible Debt are interest only due in quarterly installments which were to begin in September 1996. The Convertible Debt has a maturity of seven years from the date of closing, subject to acceleration in the event of a default. Subsequent to September 30, 1996 the Company was unable to pay the interest only requirements of the Convertible Debt Agreement, therefore effective October 1, 1996 until the accrued interest is paid or the requirements are waived, interest will accrue at the default rate of 21.75%. The accrued interest on the Convertible Debt totaled $127,000 at September 30, 1996.

In addition to the amount owed under the Letter Agreement, the terms of the Convertible Debt and Preferred Stock Agreements called for the conversion of 291,667 share of Regulation D stock held by the Group into $350,000.00 of Convertible Debt and Preferred Stock. The shares of common stock redeemed are being held in treasury at September 30, 1996.

An additional provision of the Convertible Debt and Preferred Stock Agreements include the payment of $300,000.00 as a closing fee and require the Company to reimburse the legal fees and out-of-pocket costs and expenses of the Group in connection with the negotiation and the closing of the transaction which totaled $216,897. The closing fees and reimbursement of the costs and expenses are payable in the form of Convertible Debt and Preferred Stock. In total, the Company incurred costs of $544,716 in connection with the refinancing which has been capitalized and will be amortized over a period of seven years. Amortization of refinancing fees totaled $34,747 through September 30, 1996.

The terms of the Convertible Debt and Preferred Stock Agreements provides the Group with certain rights pertaining to the registration of any common stock to which the Group may convert from Convertible Debt or Preferred Stock, anti-dilution, and a right of first refusal on any future offering of the Company securities.

Under the terms of the transaction, the Company has issued a warrant to purchase 100 shares of Series B Preferred Stock. The Series B Preferred Stock entitles Amsterdam Equities Limited, after the occurrence of an event of default, to elect a Class B director who will have super-majority voting powers on the Company s Board of Directors. The Convertible Debt and Preferred Stock may be converted into the common stock of the Company, as the sole option of the Group, at various conversion rates as set forth in the conversion formula contained in the Convertible Debt and Preferred Stock Agreement.

                    PRINCETON DENTAL MANAGEMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

Note 4 - FINANCING AGREEMENT (cont.)

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

In August 1996, the Company entered into a Letter Agreement by and among the Company; Dr. Charles R. Mitchell, the President of the Company; Stratum Management, Inc. (Stratum), a consultant to the Company; John H. Hagan, a director of the Company; Dr. Seymour Kessler, a director of the Company; and Amsterdam Equities, Ltd. (Amsterdam), Frank Leonard Laport, and Beverly
Trust Company, as Custodian of the Frank Leonard Laport Rollover Individual Retirement Account No. 75-49990, each members of the investment group (the Investor Group). Under the Letter Agreement, which became effective on August 9, 1996, the Series B Preferred Stock previously referred to in the Convertible Debt Agreement executed by the Company on April 22, 1996 was to be amended to be immediately effective and Class B Preferred Stock was immediately issued to Amsterdam.

The Class B Preferred Stock entitled Amsterdam to elect a Director to the Board of Directors of the Company who shall have super majority voting powers. In effect, the Class B director appointed by Amsterdam shall have the number of votes on the Board of Directors as the current Board currently holds, plus one vote. The amendment and activation of the Class B Preferred Stock occurred upon the satisfaction of the following two conditions: (i) delivery to the Company of a notice, pursuant to which the Investor Group would convert on a pro rate basis, an aggregate amount of U.S. $700,000 of currently outstanding Convertible Debt/Preferred Stock into the Company's Common Stock in accordance with the contractual terms of the Convertible Debt and Preferred Stock Agreements executed on April 22, 1996 and (ii) upon the advance to the Company of an additional $200,000.00 pursuant to the Convertible Debt

                    PRINCETON DENTAL MANAGEMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

Note 4 - FINANCING AGREEMENT (cont.)

and the Preferred Stock Agreements executed April 22, 1996. As of August 9, 1996, the Investor Group had satisfied these two conditions and the Class B Preferred Stock has been issued to Amsterdam, and Frank Leonard Laport has been elected as the Series B Director. The Series B Director has not voted on any matters to date.

In connection with the activation of the Class B Preferred Stock, the provision of additional funding and conversion of debt, Stratum, Hagan and Kessler have agreed to forfeit, on a pro rata basis, an aggregate amount of 300,000 options/warrants to purchase the Company's Common Stock.

In connection with the above, Dr. Mitchell resigned as President of the Company, but assisted the Company in the transition to a new management team. Dr. Mitchell, Dr. Kessler, and John Hagan remained directors until the Company's annual meeting on September 27, 1996. Gary Lockwood, Dr. Richard Staller, Frank Leonard Laport, Esq. and George Collins, Esq., who also acts as attorney in fact for Amsterdam Equities Limited, have been appointed to the Board to fill vacancies created by an increase in the number of directors.

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


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 1995.

Results of Operations

Revenue for the nine month period ended September 30, 1996 was $13,592,523 compared with $12,863,617 for the nine month period ended September 30, 1995, an increase of $728,906. The change in revenue is due in part to an expanded patient base, an increase in specialty services provided, and fee schedule increases.

Operating expenses increased $1,958,889 to $14,982,401 for the nine month period ended September 30, 1996 from $13,023,512. This increase is due in large part to the increase in payroll cost as well as the cost of materials and supplies for both the dental practices and the dental labs. The increase in payroll costs is attributable to both an increased number of employees as well as increased costs associated with General Practitioners and Specialty Providers. In addition, the company had incurred costs during the latter half of 1995 and during 1996 to engage consultants to provide various operational and administrative services.

                    PRINCETON DENTAL MANAGEMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

Item 2 (cont.)

Interest expense increased $132,043 to $465,515 for the nine month period ended September 30, 1996 versus $333,472 incurred in the comparable nine month period last year. The increase is primarily the result of additional advances during 1995 and in the third quarter of 1996 under the Revolving Demand Note which was subsequently rolled into the Convertible Debt and Preferred Stock Agreement.

The net loss for the nine month period ended September 30,1996 of $1,817,062 is primarily the result of the increase in the overall cost of providing dental services and expanding the patient base to include more specialty services as well as the production cost within the laboratory division.

Financial Condition

Changes in the Company's financial condition at September 30, 1996 as compared with December 31, 1995 resulted primarily from the Company's operating results for the nine month period ended September 30, 1996 as well as a significant reduction in the amount of funding provided by the Investor Group during 1996. The Company's current revenue base is insufficient to cover the costs of providing the dental services, overhead costs, and debt service requirements. During the nine months ended September 30, 1995, the Company funded its losses from operations primarily through advances from the Investor Group of approximately $1,160,000. During the nine month period ended September 30, 1996 the advances from the Investor Group have been limited to $200,000 which required the Company to negotiate extended credit terms with it's suppliers in order to fund operations. However, several of the Company's larger suppliers have ceased extending credit and are filling orders on a C.O.D. basis or a very limited credit terms basis. One of the Company's largest suppliers has temporarily discontinued shipping supplies and providing services until a mutually agreed upon plan is put into place to reduce the outstanding balances. The company can give no assurances as to whether or not a mutually agreed upon plan can be established.

Given the Company's recurring losses from operations, the significant working capital deficits, the uncertainty in obtaining additional funding to provide working capital in the short term, and the current situation with the Company's vendors, a substantial doubt has been raised as to the entity's ability to continue as a going concern. Absent significant improvement in operations or significant additional funding, the Company may need to consider filing for bankruptcy.

The Company is currently in the process of developing revenue enhancement programs in both the dental practice segment as well as the laboratory segment. In addition, the Company is also working to improve the operating results of the various operations by reducing the costs of patient services including the reduction in payroll. The Company has begun steps to reduce general and administrative expenses by eliminating substantially all outside consulting arrangements which totaled approximately $302,000 for the nine months ended
September 30, 1996.   However, the Company can make no assurances in regards to
the results of these programs.

In addition, the Company is in the process of negotiating the sale of one of its dental practices in Pennsylvania and is formulating a plan to sell several other of its dental practices which would provide significant working capital before or shortly after year end. However, the Company can make no assurances as to whether or not these sales will be consummated.

                    PRINCETON DENTAL MANAGEMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

Item 2 (cont.)

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

Liquidity and Capital Resources

As of September 30, 1996, the Company had a working capital deficit of $4,354,397 and a financial accumulated deficit of $9,798,648. Goodwill and other intangibles comprise approximately 80% of total assets, leaving tangible assets of approximately $2,647,000 and negative tangible net worth of approximately $6,230,000.

During the nine month period ended September 30, 1996, the Company's cash and cash equivalents decreased $124,872. Cash provided by operations was $104,935 resulting primarily from the Company's increase in accounts payable, accrued expenses, and deferred compensation for the period of $1,039,285 of which this increase was partially offset by depreciation and amortization of $750,255, $88,979 of costs associated with the issuance and redemption of the Company's common stock, and a slight increase in accounts receivable.

Investing activities utilized $180,372 of cash primarily related to the acquisition of a small dental lab and property and equipment for $152,553 and debt issuance costs of $27,819. Cash of $49,435 was used in financing activities primarily as a result of debt principal payments of $281,261, net of proceeds from issuance of debt and advance from the Investor Group of $231,826.

As disclosed in Note 4, the Company's primary source of outside financing is from the Investor Group. Given the Company's working capital deficit and negative tangible net worth, the Company is heavily reliant on the Investor Group's financing to continue the Company's expansion plans and to a larger extent, provide working capital to fund the operations. The Company can make no assurances the Company will be able to meet the requirements to obtain the additional financing in the increments required. In fact, given the performance of the Company for the nine months ended September 30, 1996, these requirements would most likely not be met and additional funding would only be obtained if the Investor Group waived or restructured certain portions of the Convertible Debt Agreement.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         a) On June 14, 1995, the Company filed a complaint for declaratory relief against Messrs. Terry D. Gingle and Oscar L. Hausdorff (the "Gingle Group"), certain former members of senior management, regarding an alleged pledge of shares of Company Common Stock to the Group. Settlement of this matter has been reached in principal and is in the process of being finalized.

                    PRINCETON DENTAL MANAGEMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

Item 1  (cont.)

        b) On October 16, 1996, the Company was sued for $160,000 by Romajo Partners Limited Partnership, a Partnership controlled by Dr. Seymour Kessler, a former director of the Company. The Company intends to vigorously contest the suit.

        c) The Company is involved in a number of other legal proceedings related to malpractice, worker's compensation, general employment and contract disputes all in various stages of proceedings, most of which will be covered by insurance. Management believes settlements, if any, in excess of insurance coverage would be immaterial.

Item 5. Other Information

        a) Effective November 20, 1996, Dr. Richard Staller resigned as a Director of the Company. Effective December 3, 1996, Dr. Staller will resign as President of Florida Dental Team, P.A., Fairfield Dental Center, P.A., and Century Dental Center, P.C..

        b) As discussed in detail in Part I, Item 2, and has been previously reported, the Company's financial condition continues to be poor. While the Company is taking steps to increase revenues and to reduce costs, there can be no assurances made that such steps will be effective. At present, the Company is considering several options, including the sale of significant assets, but, absent significant improvement in operations and/or significant additional funding, there is substantial doubt regarding the Company's ability to continue as a going concern.

Item 6. Exhibits and Reports on Form 8-K

        a.    Exhibits

              The following documents are filed as an exhibit to this Report:

              (10.1) Employment Agreement by and between the Company and Dr.
                     Charles R. Mitchell, DDS dated March 1996, with an effective date of January 1, 1996 (incorporated by reference to the exhibit to the Registrant's Form 10-QSB filed with the Commission on September 23, 1996).

              (10.2) Consulting Agreement by and between the Company and Stratum
                     Management, Inc. dated January 1, 1996 (incorporated by reference to the exhibit to the Registrant's Form 10-QSB filed with the Commission on September 23, 1996).

              (10.3) Amendment  to the Warrant Agreement by and between the
                     Company and Stratum Management, Inc., dated July 17, 1996. This Warrant Agreement was part and parcel to the Consulting Agreement dated January 1, 1996 (incorporated by reference to the exhibit to the Registrant's Form 10-QSB filed with the Commission on September 23, 1996).

              (10.4) Non-Statutory Stock option agreement by and between the
                     Company and John H. Hagan, dated March 21, 1996 (incorporated by reference to the exhibit to the Registrant's Form 10-QSB filed with the Commission on September 23, 1996).

                    PRINCETON DENTAL MANAGEMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

            (10.5) Amendment to the Non-Statutory Stock Option Agreement by
                   and between the Company and John H. Hagan dated July 17, 1996 (incorporated by reference to the exhibit to the Registrant's Form 10-QSB filed with the Commission on September 23, 1996).

            (10.6) Non-Statutory Stock Option Agreement by and between the
                   Company and Dr. Seymour Kessler dated March 21, 1996 (incorporated by reference to the exhibit to the Registrant's Form 10-QSB filed with the Commission on September 23, 1996).

            (10.7) Amendment to the Non-Statutory Stock Option Agreement dated
                   July 17, 1996, by and between the Company and Dr. Seymour Kessler (incorporated by reference to the exhibit to the Registrant's Form 10-QSB filed with the Commission on September 23, 1996).

            (10.8) Series A 11.75% Cumulative Convertible Preferred Stock
                   Purchase Agreement by and between Frank Leonard Laport, Beverly Trust Company, as Custodian of the Frank Leonard Laport Rollover Individual Retirement Account Number 75-49990, and Amsterdam Equities Limited, dated April 22, 1996 (incorporated by reference to the exhibit to the Registrant's Form 10-QSB filed with the Commission on September 23, 1996).

            (10.9) Convertible Debt Agreement by and between the Company and
                   Amsterdam Equities Limited, dated April 22, 1996 (incorporated by reference to the exhibit to the Registrant's Form 10-QSB filed with the Commission on September 23, 1996).

            (10.10) Letter of Agreement dated July 15, 1996 and effective
                   August 9, 1996, by and between the Company, Dr. Charles R. Mitchell, Stratum Management Inc., John H. Hagan, Dr. Seymour Kessler, Amsterdam Equities Limited, Frank Leonard Laport, and Beverly Trust Company, as custodian of the Frank Leonard Laport Rollover Individual Retirement Account Number 75-49990 (incorporated by reference to the exhibit to the Registrant's Form 10-QSB filed with the Commission on September 23, 1996).

    b.      Reports on Form 8-K

            The Registrant filed the following Form 8-Ks during the period from January 1, 1996 through September 30, 1996:

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

                    PRINCETON DENTAL MANAGEMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

            (10) On March 21, 1996, the Registrant filed with the Securities and Exchange Commission a current report on Form 8-K regarding the Board of Director's ratification of the grant of non-statutory stock options to John Hagan and Seymour Kessler for past services to the Board of Directors.

            (11) On May 9, 1996, the Registrant filed with the Securities and Exchange Commission a current report on an amended Form 8-K regarding a financing arrangement pursuant to which the Company issued Convertible Debt (the Convertible Debt) to Amsterdam Equities Limited in the amount of $2,483,620.15 and 3,599.77 shares of Series A 11.75 Cumulative Convertible Preferred Stock (the Preferred Stock) to Amsterdam Equities Limited (195), to Frank Leonard Laport (1,904.77) and to Beverly Trust Company, as custodian for the Frank Leonard Laport Rollover Individual Retirement Account No. 75-4990 (1,500) (the Investor Group).

            The Convertible Debt and Preferred Stock replaces indebtedness of the Company in the amount of $1,976,699.99 incurred under that certain letter agreement dated December 7, 1994 (Letter Agreement) Under the terms of the Convertible Debt and Preferred Stock Agreements (also referred to herein collectively as the Financing Arrangements") the Investor Group will lend up to $15 million, in increments to be determined solely by the Group. The funds may be used by the Company, subject to the approval of the Group, to fund certain acquisitions. The Convertible Debt and Preferred Stock will bear interest and have a coupon rate, respectively of 11.75%, plus the payment of any withholding taxes which may be due and owing with respect to any person which is a foreign entity. The Convertible Debt has a maturity of seven years from the date of closing, subject to acceleration in the event of a default.

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

            12) On August 15, 1996, The Registrant filed with the Securities and Exchange Commission current Report on Form 8-K regarding a Letter Agreement by and among the Company; Dr. Charles R. Mitchell, the President of the Company; Stratum Management, Inc. (Stratum), a consultant to the Company; John H. Hagan, a director of the Company; Dr. Seymour Kessler, a director of the Company; and Amsterdam Equities, Ltd. (Amsterdam), Frank Leonard Laport, and Beverly Trust Company, as Custodian of the Frank Leonard Laport Rollover Individual Retirement Account No. 75-49990, each members of the investment group (the Investment Group).

                    PRINCETON DENTAL MANAGEMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

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

            In connection with the above, Dr. Mitchell has resigned as Chief Executive Officer and President of the Company, but will continue to assist the Company in the transition to a new management team. Dr. Mitchell will stay on as a director until the Company s next annual meeting is held, which is scheduled to take place on September 27, 1996. Hagan and Kessler would also continue to serve as directors until the Company's next annual meeting. Gary Lockwood, Dr. Richard Staller, Frank Leonard Laport, Esq. and George Collins, Esq. have been appointed to the Board to fill vacancies created by an increase in the number of directors.

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

                    PRINCETON DENTAL MANAGEMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


            13) On September 30, 1996 the Registrant filed with the Securities and Exchange Commission a current report on Form 8-K regarding the extension of the outstanding warrants to purchase 4,140,000 shares of the Company's Common Stock traded under the PDMCW symbol. The warrants were extended to October 13, 1997. In addition, the Company had elected a new Board of Directors during the September 27, 1996 Annual Stockholder's meeting comprised of Frank Leonard Laport, Chairman and CEO, Gary Lockwood, President, Richard
            Staller, DDS and George B. Collins, Esq.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report of Form 10-QSB for the quarter ended September 30, 1996, to be signed on its behalf, by the undersigned there unto duly authorized.



DATED:                           Princeton  Dental Management Corporation

                                 By:      /s/ Gary A. Lockwood
                                          --------------------------------
                                              Gary A. Lockwood
                                              President

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report of Form 10-QSB for the quarter ended September 30, 1996, to be signed on its behalf, by the undersigned there unto duly authorized.



DATED:                          Princeton  Dental Management Corporation

                                By:      /s/ Steven M. Sierakowski
                                         -----------------------------
                                         Steven M. Sierakowski
                                         Chief Financial Officer
                                         and Head Accounting Officer