Form 10KSB
period 1996-12-31
PRINCETON DENTAL MANAGEMENT CORP
filed 1997-03-31
CIK 856999

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the Fiscal Year Ended December 31, 1996
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          Commission File No. 0-20222

                    PRINCETON DENTAL MANAGEMENT CORPORATION
             (exact name of registrant as specified in its charter)


      DELAWARE                  36-3484607
      (State of Incorporation)        (I.R.S. Employer Identification No.)


               7421 WEST 100TH PLACE, BRIDGEVIEW, ILLINOIS 60455
          (Address of principal executive offices, including zip code)

                                 (708) 974-4000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                        COMMON STOCK, $0.0001 PAR VALUE

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for its most recent fiscal year ended December 31, 1996 were $18,044,213.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1997 (based upon the average bid and ask prices of these shares in the over-the-counter market as of March 1, 1997) was approximately $2,888,357.

As of March 1, 1997 there were 10,122,323 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I

ITEM 1.  BUSINESS.

Overview

     Princeton Dental Management Corporation ("Princeton" or the "Company") is involved in the management of dental practices and laboratories. The market of general dental practitioners and dental specialists (herein after referred to as the "dental profession") is characterized as highly fragmented, with, according to the American Dental Association ("ADA"), more than 100,000 practices in total. The Company's strategy is to acquire and consolidate dental practices and to increase their profitability by centralizing certain administrative, purchasing, marketing and other functions and implementing certain revenue enhancement programs. Ultimately, the Company's goal is to acquire and consolidate a sufficient number of dental practices to justify the Company's entry into the dental managed care business and possibly the dental supply business. This strategy of vertical integration is intended to allow the Company to capture and manage profits from the full range of revenues available in the highly fragmented and steadily growing dental profession.

     Princeton was incorporated in Delaware in October 1986 and commenced operations in 1987. Princeton's principal executive offices are located at 7421 West 100th Place, Bridgeview, Illinois 60455.

General Development of Business.

     Princeton was organized in October 1986 for the purposes of acquiring dental practices on a nationwide basis and to provide various services to those dental practices, including marketing, practice development, management, and support services. From the date of incorporation through April 1992, the Company developed and provided marketing and practice enhancement services for dental practices and conducted demographic research.

     As of March 1, 1997, the Company operated ten dental practices and two dental laboratories, obtained through the acquisitions and sales (the "Transactions") described below.

     In July 1992, the Company acquired all of the issued and outstanding shares of common stock of American Dental Health-Battle Creek, P.C. ("Battle Creek"). Battle Creek operates 3 dental practices in Battle Creek, Taylor and Ypsilanti, Michigan. The acquisition price, which was a total of $2,109,000, consisted of $500,000 in cash, $1,109,000 in a promissory note and $500,000 worth of Company common stock. With respect to the stock, the Company issued 163,578 shares which equated to $500,000 in market value of the stock at the time of acquisition.

     In March 1993, the Company acquired substantially all of the assets of Century Dental Centers I, P.C. ("Century"), a dental practice located in Springfield, Pennsylvania. The acquisition price, which was a total of $547,000, consisted of $145,000 in cash, $269,000 in a promissory note and $133,000 worth of Company common stock. With respect to the stock, the Company issued 26,394 shares which equated to $132,500 in market value of the stock at the time of acquisition.

     In December 1993 the Company acquired all of the issued and outstanding common stock of Mason Dental Inc. ("Mason"), a dental laboratory located in Livonia, Michigan. The acquisition price, which was a total of $3,490,000, consisted of no cash, $1,629,000 in a promissory note (subsequently adjusted upwards by $316,406.25 due to a post-closing adjustment based on the value of the Company's common stock), and $1,861,000 worth of Company common stock. With respect to the stock, the Company issued 462,500 shares which equated to $1,861,000 in market value of the stock at the time of acquisition.

     In February 1994, the Company acquired all of the issued and outstanding common stock of C.D. Nunnelly, D.D.S. & Associates, Inc., d/b/a Fairfield Dental Center ("Fairfield"), a dental facility located in Pensacola, Florida. The acquisition price, which was a total of $1,397,000, consisted of $366,000 in cash, $541,000 in a promissory note and $490,000 worth of Company common stock. With respect to the stock, the Company issued 166,667 shares which equated to $490,000 in market value of the stock at the time of acquisition.

     In January 1997, the Company sold all of the assets of Fairfield back to Drs. Payne and Barfield, the individuals from whom the Fairfield practice was originally purchased (See Exhibit 10.52). The sale price, which was a total of $885,000, consisted of $475,000 in cash and approximately $410,000 in forgiveness of debt.

     In April 1994, the Company acquired all the issued and outstanding stock of seven dental practices and one dental laboratory, namely The Dental Team of Boca Raton, Inc., The Dental Team of Boynton Beach, Inc., The Dental Team of Coral Springs, Inc., The Dental Team of Deerfield Beach, Inc., The Dental Team of Delray Beach, Inc., The Dental Team of Pompano Beach, Inc., Palm Beach Dental Services, Inc. and Pompano Square Dental Lab, Inc. (collectively referred to as "The Dental Team") located in Palm Beach and Broward counties in Southeast Florida. The acquisition price, which was a total of $4,611,000, consisted of $600,000 in cash, $831,000 in promissory notes and $3,180,000 worth of Company common stock. With respect to the stock, the Company issued 1,247,059 shares which equated to $3,180,000 in market value of the stock at the time of acquisition.

     In February 1997, the Company sold all of the assets comprising the Dental Team of Delray Beach to Dr. Richard Staller, a former director of the Company and one of the individual dentists from whom the Dental Team was originally purchased (See Exhibit 10.51). The sale price, which was a total of approximately $200,000, consisted of approximately $200,000 in forgiveness of debt resulting from the acquisition notes and Dr. Staller's employment and management agreements with the Company.


NARRATIVE DESCRIPTION OF BUSINESS.

     The Company is involved in the management of dental practices and laboratories. Dental practices provide routine dental services and, in certain cases, specialty services such as oral surgery, orthodontics, periodontics, and endodontics. These services are offered to the general public on either a fee-for-service basis or through a form of managed care. The dental laboratories manufacture dental prosthetics (e.g. dentures, bridges, crowns, etc.) as requested by the dental practices.

     The Company's strategy is to acquire and consolidate dental practices and increase their profitability by centralizing certain administrative, purchasing, marketing and other functions and by implementing certain revenue enhancement programs. The Company centers its acquisitions in certain geographic regions which the Company believes provides the critical mass of patients necessary to support additional ancillary services such as a dental laboratory and specialist practitioners (such as oral surgeons, orthodontists, periodontists, endodontists, etc.). Ultimately, the Company's goal is to acquire and consolidate a sufficient number of dental practices to justify the Company's entry into the dental managed care business.

     The Company's strategy is to continue to position the Company to capitalize upon developing trends within the health care industry. Management believes that involvement with managed care programs will be critical to the growth of its dental practices as a broader managed care environment develops over the ensuing years. As such, the Company will continue to target its acquisitions in geographic areas with demographic compositions most likely to benefit from increased insurance coverage in the future.

     The Company's practices compete with both existing neighborhood general practices as well as franchises and dental practices located in shopping centers, malls, etc.

     The Company's operations are not significantly dependent on the source or availability of any materials. Rather, the Company's viability and revenue production is dependent upon the ability to attract and employ dental practitioners and specialists. The Company's acquisition strategy typically includes maintaining the employment of the dentists and specialists within the acquired practice groups. The Company feels that there is no shortage of qualified available dental professionals that would impair its ability to maintain and expand its business.

     The Company is not dependent upon any single customer or a few major customers. However, a significant percentage of the Company's revenues are generated from managed care agreements. Under customary managed care agreements, providers agree to accept a reduced fee for service or payment on a capitation (fixed fee) basis. In return for this concession, under the terms of such agreements, the practice is a preferred or exclusive provider of services to a certain population of potential patients. The Company recognizes that, while these managed care contracts can significantly enhance the revenue of a given practice, the loss of any of these contracts could likewise be significant.

     The Company believes that in certain circumstances, the trade name of the practice or group of practices acquired may have value within the area it services. As part of each acquisition, the Company always acquires the practices' trade names and trademarks. The Company typically will not change the name of the acquired practices post-acquisition.

     The practice of dentistry is subject to regulation under state laws which, among other things, govern the ownership and control of dental practices, advertising, fee splitting, referral fees, and other financial arrangements. For example, some states may require the dentist's name (or possibly a corporate name of which the practicing dentist is an officer) to be displayed clearly on an outside sign or on the door of the practice, while other states may require the billing for professional services to be made by the dentist who rendered the services with that dentist's name clearly reflected thereon. No regulatory authority has formally reviewed or approved Princeton's plan of operations and no such formal review is presently contemplated or, to Princeton's knowledge, available. No assurances can be given that, if any such review was available or occurred, the result would be favorable. In addition, there can be no assurance that such states will not enact more restrictive legislation that could require Princeton to modify its operations and possibly adversely affect its profitability prospects.

     As of March 1, 1997, Princeton employed approximately 212 individuals on a full-time basis, including two executive officers, and 45 on a part-time basis (defined as less than 32 hours per week). Princeton is not a party to any collective bargaining agreement and believes its employee relationships are satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's principal executive offices were moved in 1995 from Holiday, Florida to Hoffman Estates, Illinois, and in 1996 from the Hoffman Estates location to 7421 West 100th Place, Bridgeview, IL 60455. The Company currently leases approximately 2,646 square feet at the Bridgeview location on a month to month basis at a rate of approximately $1,555.00 per month from an entity controlled by Frank Leonard Laport, Chairman and CEO of Princeton (See Exhibit 10.49). The Company also rents its phone system at the Bridgeview location on a month to month basis at a rate of approximately $570.00 per month from Mr. Laport (See Exhibit 10.50). To date, while such rent payments continue to accrue, Mr. Laport has foregone actual payment of the rent on both the office lease and the equipment lease.

     The lease on the former corporate office located at 2739 U.S. Highway 19, Holiday, Florida 34691, remains Princeton's obligation. Princeton has sublet all of the space at this location. The net reduction in rent in 1996 due to the sublease was $61,940. The minimum lease payments under this operating lease, net of sublease, for the years subsequent to December 31, 1996 are $27,088 in 1997, $27,089 in 1998, and $12,313 in 1999.

     On July 31, 1992, in connection with the Battle Creek Acquisition, Princeton was assigned the right, pursuant to license agreements to operate dental facilities in Meijers Thrifty Acres stores located in Battle Creek, Taylor, and Ypsilanti, Michigan. The license agreements, which terminate on December 31, 1997 also obligate Princeton to make license payments with respect to the facilities. Pursuant to these licenses, Princeton will be required to pay a base license fee of $28,652 and an additional license fee based upon actual collections received by each facility. For the year ended December 31, 1996, license payments on these facilities included $224,952 determined from actual collections received in the facilities. Princeton is in the process of contesting certain of these license fees and, in any event, does not intend to remain at the Meijer's locations.

     On March 31, 1993, in connection with the Century Acquisition, Princeton was assigned a lease with respect to the facility, which is located in a shopping center in Springfield, Pennsylvania. The lease, which terminates in 2001 and is subject to renewal, covers approximately 2,820 square feet. For the year ended December 31, 1996, lease payments on this facility totaled $66,045 including common area maintenance. The future minimum lease payments under this operating lease for the years subsequent to December 31, 1996 range from $66,045.00 in 1997 to $66,270 in 2001.

     On December 31, 1993, in connection with the Mason Acquisition, Princeton assumed the triple net lease for $148,200 per year, payable on a monthly basis to Stark Enterprises, an entity owned by three individuals who are now shareholders of Princeton as a result of the merger and one of whom, Gary A.

Lockwood, is President and COO of Princeton. The lease, which terminates at December 31, 2001 and is subject to renewal, covers approximately 18,000 square feet.

     On February 28, 1994, in connection with the Fairfield acquisition, Princeton assumed a lease for $102,324 per year, payable on a monthly basis to Fairfield Dental Building, a partnership owned by two individuals who are now shareholders of Princeton as a result of the merger. The lease, which was due to terminate at February 28, 1999, covered approximately 7,000 square feet. In connection with the sale of Fairfield in 1997, this lease has been terminated.

     On April 1, 1994, in connection with the Dental Team acquisition, Princeton assumed nine facility leases ranging from $7,200 to $68,125 per year, payable on a monthly basis with expiration dates ranging from January 1, 1997 to March 1, 2004. The future minimum lease payments under these operating leases for the years subsequent to December 31, 1996 are $283,652 in 1997, $236,261 in 1998, $236,261 in 1999, and $172,749 thereafter. In addition, the
Boynton Beach office lease and a storage facility lease are payable to B & S Properties, a partnership owned by two individuals who are now shareholders of Princeton as a result of the merger, which requires monthly payments totaling $3,600 through March 1, 2004. In connection with the sale of the assets of the Dental Team of Delray Beach, the lease for the Delray Beach location has been terminated.

     In the opinion of management, the Company's facilities are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

     On June 14, 1995, the Company filed a complaint for declaratory relief against Messrs. Terry D. Gingle and Oscar L. Hausdorff (the "Gingle Group"), certain former members of senior management, regarding a pledge of shares of Company Common Stock by the Gingle Group to the Investor Group (See Item 12). This matter has been settled on mutually acceptable terms (See Exhibit 10.47), with the Gingle Group forfeiting an aggregate of 135,000 shares of Company Common Stock, with 117,450 shares being forfeited to Amsterdam Equities Limited, a member of the Investor Group (See Item 12), and 17,550 shares being forfeited to the Company to be held as treasury stock.

     On March 8, 1996, a lawsuit was filed against the Company and its officers and directors by Frank Leonard Laport and the Frank Leonard Laport & Associates Ltd. Employees' Money Purchase Pension Plan & Trust, in the Circuit Court of Cook County, Illinois County Department, Chancery Division, Case Number 96 CH 0002379. Mr. Laport is currently an officer and director of the Company, but was not an officer and director of the Company during the pendency of the suit. The lawsuit alleged that the Company's failure to close the proposed convertible debt transaction would cause the Company irreparable injury and sought an injunction, unspecified compensatory damages and punitive damages in the amount of $1,000,000. The suit was dismissed upon consummation of the Financing Arrangement (See Item 12).

     On October 16, 1996, the Company was sued for $160,000 by Romajo Partners Limited Partnership, a Partnership controlled by Dr. Seymour Kessler, a former officer and director of the Company. The suit seeks to collect on a series of demand notes issued by the Company in favor of Romajo Partners. The Company is contesting the suit and has made various counter-claims.

     The Company is involved in a number of other legal proceedings related to malpractice, worker's compensation, general employment, vendor and contract disputes all in various stages of proceedings. Management believes settlements, if any, in excess of insurance coverage would be immaterial. There is no other litigation pending to which Princeton is a party or of which any of its property is the subject, other than routine litigation incidental to its business and for which Princeton is insured. Further, there are no proceedings known to be contemplated by governmental authorities relating to either Princeton or its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.
PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
     STOCKHOLDER MATTERS

     The Company's common stock and warrants are traded in the over-the-counter market and have been quoted on the NASDAQ System under the symbols PDMC and PDMCW, respectively, since April 15, 1992.

     On November 6, 1996, NASDAQ approved, subject to public comment, certain modifications to the listing criteria on the NASDAQ System. These proposed modifications were extensive, and included a proposal that a company whose minimum bid price fell below $1.00 for a period of time could, in certain circumstances, be delisted. These proposed modifications are currently in the process of examination by the Securities and Exchange Commission for final approval. The Company's minimum bid price is currently below $1.00, and the Company can make absolutely no assurances regarding the final outcome of these proposed modifications to the listing criteria on the NASDAQ System or the impact which such modifications could have on the Company's continued listing on the NASDAQ System.

     The following table sets forth the high and low bid quotations for the Company's common stock and warrants, as reported by the National Association of Securities Dealers, Inc. for the two most recent fiscal years. Such quotations reflect inter-dealer quotations, without retail mark-up, mark-downs or commissions, and may not represent actual transactions.


                               COMMON STOCK            WARRANTS

    FISCAL YEAR ENDED
    DECEMBER 31, 1996          HIGH     LOW           HIGH   LOW
    First Quarter             $1.69   $0.94          $ N/A $ N/A
    Second Quarter             1.50    0.75            N/A   N/A
    Third Quarter              0.87    0.56           0.06  0.03
    Fourth Quarter             0.75    0.31           0.09  0.03

    FISCAL YEAR ENDED
    DECEMBER 31, 1995

    First Quarter             $1.63   $ .88          $ .88 $ .25
    Second Quarter             1.69     .94            .45   .19
    Third Quarter              1.50     .94            .31   .13
    Fourth Quarter             1.43    1.00            .25   .13


     As of December 31, 1996, there were 233 and 35 holders of record of the Company's common stock and warrants, respectively. These numbers include shareholders and warrant holders of record who may hold stock and warrants for the benefits of others. The Company does not consider it practical to attempt to determine the number of individuals who are beneficial owners of its shares and warrants.

     The Company has never paid cash dividends on its common stock and does not expect to pay such dividends in the foreseeable future. Management currently intends to retain all available funds for the development of its business and for use as working capital.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In 1995 and 1996, the Company continued to incur significant operating losses and net losses as a result of its overall operations and, in 1996, the Company also had a one time write down of identifiable goodwill of $3,499,172 to more properly reflect the value of its practices. During this period the Company made no significant new acquisitions and incurred significant additional debt, primarily in the form of convertible debt and preferred stock in connection with the Financing Arrangement (See Item 12). In January and February of 1997, the Company sold two of its existing dental practices (Fairfield and the Dental Team at Delray Beach)(See Item 1) in order to provide working capital and to fund ongoing operations.

RESULTS OF OPERATIONS

     Revenues for the year ended December 31, 1996 increased by $1,201,392 as compared to 1995, to $18,044,213 from $16,842,821. The change in revenue was due in part to an expanded patient base, an increase in specialty services provided and fee schedule increases.

     Operating expenses increased for the year ended December 31, 1996 as compared to 1995 by approximately $5,252,423, to $23,126,303 from $17,873,880.
This increase was due primarily to a one-time determination by the Company to write down goodwill of $3,499,172, but was also due to an increase in payroll cost as well as the cost of materials and supplies for both the dental practices and the dental labs. The increase in payroll costs was attributable to increased costs associated with general practitioners and specialty providers.

     Interest expense increased to $714,997 in 1996 from $475,963 in 1995. The increase was primarily the result of additional advances during 1995 and 1996 under the Secured Revolving Demand Note which was subsequently incorporated into the Convertible Debt and Preferred Stock Agreements (See Item 12).

     The net operating loss for the year ended December 31, 1996 was $5,082,090, of which $3,499,172 resulted from a one-time determination by the Company to write down goodwill to more properly reflect the value of the Company's practices. The net operating loss for 1996, when compared to 1995, increased significantly due to the determination to write down goodwill, from $1,031,059 in 1995 to $5,082,090 in 1996. Without taking into account the write down of goodwill, the net operating loss increased from $1,031,059 in 1995 to $1,582,918 in 1996. Aside from the reduction in goodwill, this operating loss was primarily the result of an increase in the overall cost of providing dental services and an expansion of the patient base to include more specialty services as well as the production cost within the laboratory division.


FINANCIAL CONDITION


     Changes in the Company's financial condition at December 31, 1996 as compared with December 31, 1995 resulted primarily from the Company's operating results during 1996 as well as a significant reduction in the amount of funding provided by the Investor Group during 1996. The Company's current revenue base is insufficient to cover the current costs of providing the dental services, overhead costs, and debt service requirements. During 1995, the Company funded its losses from operations primarily through advances from the Investor Group of approximately $1,920,000. During 1996 the advances from the Investor Group were limited to $200,000, which required the Company to negotiate extended credit terms with its suppliers in order to fund operations. However, several of the Company's larger suppliers have ceased extending credit and are filling orders on a C.O.D. basis or on very limited credit terms.

Given the Company's recurring losses from operations, the significant working capital deficits, the uncertainty in obtaining additional funding to provide working capital in the short term, and the current situation with the Company's vendors, a substantial doubt has been raised as to the entity's ability to continue as a going concern absent significant improvement in operations or significant additional funding.

The Company is currently in the process of developing revenue enhancement programs in both the dental practice segment as well as the laboratory segment. In addition, the Company is also working to improve the operating results of the various operations by reducing the costs of patient services including a reduction in payroll. The Company has taken steps to reduce general and administrative expenses by eliminating substantially all outside consulting arrangements. However, the Company can make no assurances in regards to the results of these programs.

In addition, in order to provide working capital, the Company has sold two of its practices (i.e. Fairfield and the Dental Team at Delray Beach)(See Item 1) and is in the process of negotiating the sale of its Century dental practice in Pennsylvania. However, the Company can make no assurances as to whether or not this additional sale will be consummated.

During the first and second quarters of 1996, the Company did not deposit certain state payroll tax liabilities totaling approximately $53,000. The Company has paid $25,840 towards this amount and is currently negotiating with the State to pay the remaining payroll tax obligations in monthly installments and to abate penalties associated with the late payment. In addition, during 1994 the Company did not make certain federal payroll tax deposits on a timely basis and, while all late payments have now been made, is in the process of negotiating with the IRS to abate penalties associated with these late filings. Management has provided a reserve of approximately $25,000 for the state tax liability and penalties and $70,000 to cover the IRS penalties should the IRS ruling be unfavorable. Management believes these reserves are sufficient to cover these obligations.


Liquidity and Capital Resources

     As of December 31, 1996, the Company had a working capital deficit of $4,362,242, and a financial accumulated deficit of $13,731,190 (including a one time write-down of $3.5 Million of goodwill). Goodwill and other intangibles comprise approximately 68% of total assets, leaving tangible assets of approximately $3,280,762 and negative tangible net worth of approximately $5,953,637.


     During the fiscal year ended December 31, 1996, the Company's cash and cash equivalents increased approximately $60,363. Cash provided by operations was $225,891 resulting primarily from the Company's one time write-down in goodwill, an increase in accounts payable and accrued expenses for the period of $1,073,316 and by depreciation and amortization of $1,076,836. Costs associated with the issuance and redemption of the Company's common stock amounted to $70,750, and a slight increase of $32,171 in accounts receivable.

     Investing activities utilized $196,559 of cash primarily related to the acquisition of a small dental lab and property and equipment for $158,706 and debt issuance costs of $37,853. Cash of $31,031 was provided by financing activities primarily as a result of proceeds from financing activities of $409,189, net of debt principal payments of $378,158.

     As disclosed in Item 12, the Company's primary source of outside financing is from the Investor Group. Given the Company's working capital deficit and negative tangible net worth, the Company is heavily reliant on the Investor Group's financing to continue any possible expansion plans of the Company and, to a much larger extent, to provide working capital to fund the operations. The Company can make no assurances the Company will be able to meet the requirements needed to obtain the additional financing in the increments required. In fact, given the performance of the Company for 1996, these requirements would most likely not be met and additional funding would only be obtained if the Investor Group waived or restructured certain portions of the Financing Arrangement (See Item 12).

ITEM 7.  FINANCIAL STATEMENTS

     The Company's audited financial statements for the fiscal years ended December 31, 1995 and 1996 accompany this report as Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following persons are the directors and executive officers of the Company as of the date of this report:


                           First Became  Beneficially Owned  Beneficially Owned
Employment            Age   a Director    Number of Shares   Percent of Shares
----------            ---  ------------  ------------------  ------------------
Frank Leonard Laport  56      8/9/96         596,097(1)             5.9%
George B. Collins     65      8/9/96            0(2)                0.0%
Gary A. Lockwood      50      8/9/96         204,061(3)             2.0%

      (1) Does not include full conversion and dilution of Series A stock and convertible debt currently held by Amsterdam Equities Limited and Mr. Laport, (See Item 12), Conversion of this Series A Stock and Convertible Debt could result in Amsterdam Equities and Mr. Laport holding, in the aggregate, in excess of 50% of the Class.

      (2) Does not consider Amsterdam Equities Limited stock for which Mr. Collins holds a power of attorney.

      (3) Total shares held by the Island Group.

     In connection with the August 1996 letter agreement, Dr. Charles R. Mitchell resigned as President of the Company and John H. Hagan resigned as CEO and Secretary in August 1996 (See Item 12 and Exhibit 10.46). Dr. Mitchell, Mr. Hagan and Dr. Symour Kessler remained as directors of the Company until September 1996, at which point they were not reelected as directors at the Company's Annual Meeting. Dr. Richard Staller, who was elected a director at the Annual Meeting in September 1996, resigned as a director of the Company effective as of November 1996.

Frank Leonard Laport. Mr. Laport, born Chicago, Illinois, March 8, 1941, admitted to the Bar: 1966, Illinois; 1969, Florida; 1974, Indiana; 1966, U.S. Tax Court; 1967, U.S. District Court, Northern District of Illinois; 1969, U.S. District, Southern District of Florida; 1974, U.S. District, Southern District of Indiana; U.S. Supreme Court. Licensed as Illinois Real Estate Broker on July 1, 1964. Earned the Certified Commercial Investment Member (C.C.I.M.) Designation of the Realtors National Marketing Institute, an affiliate of the National Association of Realtors in 1983. Education: Elmhurst College (B.S., in B.A., 1963); DePaul University, Law School (J.D. 1966).

George B. Collins. Mr. Collins, Born Kansas City, Missouri, April 23, 1931; admitted to bar, 1953, Arkansas; 1955 Illinois; 1970, U.S. Tax Court; 1972, U.S. Supreme Court; 1982, U.S. District Court, Northern District of Illinois, Trial Bar; U.S. Court of Appeals, Second, Seventh and Ninth Circuits.
Education: Arkansas A. & M. College (B.S. 1952); University of Arkansas (L.L.B., 1954). Omicron Delta Kappa. Associate Editor, Arkansas Law Review, 1951-1952. Author: "Usury," 8 Arkansas Law Review, September 1954. Teaching Associate, Northwestern University School of Law, 1954-1955. co-author:
"Defending White Collar Crimes," Practicing Law Institute 1976; "White Collar Crimes; Defense Strategies", Practicing Law Institute, 1977; "White Collar Crimes:, Practicing Law Institute, 1978; "White Collar Crimes." Practicing Law Institute, 1980. Member: Chicago (Member, 1955-1978, Vice Chairman, 1967 and Chairman, 1968, Committee on Legal Education, Member, Committee on Professional Fees, 1966; Vice Chairman, 1973; 1974-1975; Chairman, 1975, Committees on:
Environmental Law, 1973; Circuit Court Operations, 1976. Member 1976-1986, Vice Chairman, 1979-1980; 2981 and chairman 1980-1981, Lawyers Referral Plan Committee), Illinois State, Arkansas and American Bar Associations.

Gary A. Lockwood.   Mr. Lockwood was named Chief Operating Officer of Princeton
Dental Management Corporation in June, 1996. In this capacity, he is responsible for all of the Company's operating units in Michigan, Florida, Pennsylvania, and Illinois. Previously he served as Chief Executive Officer of the Company's dental laboratories in Michigan and Florida. Mr. Lockwood brings to his post more than 20 years of dental management experience as owner of Michigan-based Mason Dental, Inc. one of the nation's largest manufacturers of dental prosthetics. Prior to Mason's acquisition by the Company, he served as President and Director of Diversified Dental Services, a wholly owned subsidiary of Mason Dental. Mr. Lockwood has held executive positions and directorships with realty, financial management and banking organizations. A Michigan native, he is a graduate of Northern Michigan University with a degree in business administration.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's Directors and Executive Officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") and the NASDAQ System, initial reports of ownership and reports of changes in ownership of Common Stock. In addition these individuals are also required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file. To the Company's knowledge, during the fiscal year ended December 31, 1996, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with.





                        [ TABLE TO FOLLOW ON NEXT PAGE ]

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation accrued by the Company for the last three fiscal years to the Company's Chief Executive Officers and to those executive officers whose compensation exceeded $100,000 in any of the last two fiscal years.


                                          SUMMARY COMPENSATION TABLE

                                               Other Annual   Restricted   Options      LTIP       All Other
Name and Principal Position  Year  Salary ($)  Compensation  Stock Awards  SARS (#)  Payouts (#)  Compensation
---------------------------  ----  ----------  ------------  ------------  --------  -----------  ------------
Terry D. Gingle              1996      0            0             0           0           0            0
Former Chairman of the
Board                        1995      0            0             0           0           0            0
and Chief Executive Officer  1994   173,763         0             0           0           0            0
Oscar L. Hausdorff           1996      0            0             0           0           0            0
Former President and Chief   1995      0            0             0           0           0            0
Operating Officer            1994   124,742         0             0           0           0            0
(President through 1/95)
Kurt E. Anderson             1996      0            0             0           0           0            0
Former President             1995    53,717         0             0           0           0            0
(President 1/95 to 10/95)    1994      0            0             0           0           0            0
Charles R. Mitchell          1996    44,000         0         50,000(1)       0           0            0
Former President             1995     0(1)          0            0(1)         0           0            0
(President 10/95 to 8/96)    1994      0            0             0           0           0            0
Gary A. Lockwood             1996   117,000         0             0        100,000        0            0
President and                1995  97,000(2)     3,731(2)         0           0           0            0
Chief Operating Officer      1994      0            0             0           0           0            0
(President 8/96 to Present)
Frank Leonard Laport, Esq.   1996     0(3)         0(3)           0           0           0            0
CEO & Chairman of the Board  1995      0            0             0           0           0            0
                             1994      0            0             0           0           0            0

      (1) Dr. Mitchell was awarded 50,000 shares of Common Stock in connection with the execution of his employment contract dated January 1996. Dr. Mitchell received no direct compensation in the form of salary or consulting fees directly during 1995. However, Stratum Management Inc., a company Dr. Mitchell was affiliated with prior to his appointment as President, had been paid $35,833 per month in the form of consulting fees during 1995 and $41,000 per month during 1996. In addition, Stratum received warrants to purchase 600,000 shares (subsequently reduced to 388,000 shares) of Company common stock at an excercise price of $1.00. Dr. Mitchell's wife and siblings remained shareholders and employees of Stratum during Dr. Mitchell's tenure with the Company.

      (2) Compensation received was primarily for the management of Dental Labs. G. Lockwood did not receive compensation in an executive officer capacity during 1995.

      (3) Mr. Laport currently serves without direct compensation. However, Mr. Laport is a member of the Investor Group (See Item 12).

Compensation of Outside Directors

     Each outside director of the Company receives $1,000 for each meeting attended, and directors are entitled to be reimbursed for all reasonable out-of-pocket expenses incurred in connection with their duties as directors. For the year ended December 31, 1995, outside directors' fees and expenses that were paid amounted to $4,000. Outside director's fees and expenses that were paid during 1996 amounted to $7,000.

Option Grants in Last Fiscal Year

As of March 1, 1997 options to purchase an aggregate of 412,000 shares of Common Stock at exercise prices ranging from $4.00 to $0.87 had been granted and were outstanding under the Company's 1993 Incentive and Non-Statutory Stock Option Plan. The dates such options were granted range from June 3, 1993 to June 6, 1996.

As of March 21, 1996, as amended on July 17, 1996, the Company issued to each of John H. Hagan and Dr. Seymour Kessler options to purchase 81,000 shares each (reduced from options to purchase 125,000 shares each originally granted). The options were exercisable at a price of $1.19 per share, and expire in March 1999.

In June 1996, the Company issued to Gary A. Lockwood options to purchase 100,000 shares. The options vest over a 3.5 year period. The options were exercisable at a price of $0.87 per share, and expire in January 2003.

Effective as of January 1996, as amended on July 17, 1996, the Company issued Warrants to Purchase up to 388,000 shares of Company common stock (reduced from 600,000 shares originally) to Stratum Management, Inc., a consulting group affiliated with Dr. Charles R. Mitchell (See Item 12). The Warrants were exercisable at an exercise price of $1.00. The Warrants expire in 1998.

Effective as of April 1996, the Company issued Warrants to purchase to the Investor Group for an aggregate of 4,125,000 shares of Company common stock. The Warrants have an exercise price of $0.10 per share and, due to the failure by the Company to achieve certain stated financial goals, were exercisable after January 1, 1997 and are presently exercisable (See Item 12).


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

                                      None


Employment Agreements

     Frank Leonard Laport, Chairman and CEO of the Company, currently serves without compensation or an employment agreement.

     Effective as of June 1, 1996, the Company entered into an Amendment to Employment Agreement with Gary A. Lockwood, President and COO of the Company, which provided for (i) an increase in annual salary, effective as of June 1, 1996, from $97,000 to $105,469.71 (with subsequent annual increases based on the Consumer Price Index) for Mr. Lockwood's operation of the Company's Mason Dental subsidiaries, and (ii) a salary of $12,000 per annum and options to purchase up to 100,000 shares of Company stock for Mr. Lockwood's services as President and COO of the Company (See Exhibit 10.48).

     Effective as of January 1, 1996, the Company entered into an Employment Agreement with Dr. Charles R. Mitchell (See Item 12). The Employment Agreement, which provided for a per annum salary of $96,000 and the outright grant of 50,000 shares of Company common stock, was terminated in all respects effective August 1, 1996 (See Exhibits 10.37 and 10.46).

ITEM 11.  SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Security Ownership by Certain Beneficial Owners


     The following table sets forth the security ownership by certain beneficial owners for persons owning 5% or more of the Company's Common Stock as of March 1, 1997.




   NAME AND ADDRESS OF         AMOUNT AND NATURE     PERCENT
     BENEFICIAL OWNER       OF BENEFICIAL OWNERSHIP  OF CLASS
--------------------------  -----------------------  --------
Amsterdam Equities Limited       1,719,855(1)         16.9%
404 East Bay Street
Nassau, N.P., Bahamas
Frank Leonard Laport              596,097(1)           5.9%
7421 W. 100th Place
Bridgeview, IL  60455
Chairman, CEO
Terry D. Gingle                   548,596(2)           5.4%
5226 West Shore Dr.
New Port Richey, FL 34652

      1) Does not include full conversion and dilution of Series A stock and convertible debt currently held by Amsterdam Equities Limited and Mr. Laport, (See Item 12), Conversion of this Series A Stock and Convertible Debt could result in Amsterdam Equities and Mr. Laport holding, in the aggregate, in excess of 50% of the Class.

      (2) Includes 65,000 shares held of record by Vickie Gingle.

Security Ownership by Management

     The following table sets forth as of March 1, 1997 the number of shares of Common Stock of the Company beneficially owned by each named Executive Officer and Director and by each director and officer as a group. Except as otherwise indicated all shares are owned directly.


  NAME AND ADDRESS OF        AMOUNT AND NATURE     PERCENT
    BENEFICIAL OWNER      OF BENEFICIAL OWNERSHIP  OF CLASS
------------------------  -----------------------  --------
Frank Leonard Laport            596,097(1)           5.9%
7421 W. 100th Place
Bridgeview, IL  60455
Chairman, CEO
Gary A. Lockwood                204,061(2)           2.0%
12752 Stark Road
Livonia, MI 48150
Director, President, COO
George B. Collins                  0(3)               0%
One North LaSalle
Chicago, IL  60602
Director
All officers as a group      800,158(1)(2)(3)        7.9%

      (1) Does not include full conversion and dilution of Series A stock and convertible debt currently held by Amsterdam Equities Limited and Mr. Laport, (See Item 12), Conversion of this Series A Stock and Convertible Debt could result in Amsterdam Equities and Mr. Laport holding, in the aggregate, in excess of 50% of the Class.

      (2) Total shares held by the Island Group.

      (3) Not included in this number is 1,719,855 shares of 16.7% of the class held by Amsterdam Equities Limited, which can under certain circumstances, be voted by George B. Collins as Amsterdam Equities Limited's Attorney-in-Fact.




ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


FINANCING ARRANGEMENT

     1. On April 22, 1996, the Company entered into a financing arrangement pursuant to which the Company issued Convertible Debt (the Convertible Debt) to Amsterdam Equities Limited in the amount of $2,483,620 and 3,599.77 shares of Series A 11.75% Cumulative Convertible Preferred Stock (the Preferred Stock) to Amsterdam Equities Limited (195 shares), Frank Leonard Laport (1,904.77 shares), and Beverly Trust Company, as custodian for the Frank Leonard Laport Rollover Individual Retirement Account No. 75-49990 (1,500 shares) (collectively, the Investor Group). The Convertible Debt and Preferred Stock replaced indebtedness of the Company at April 22, 1996, in the amount of $1,976,700 incurred under that certain letter agreement dated December 7, 1994 ( the Letter Agreement) and that certain Secured Revolving Demand Note dated January 27, 1995 (the Secured Note). Under the terms of the Convertible Debt and Preferred Stock Agreements (also referred to herein collectively as the Financing Arrangement) the Investor Group may lend additional funds, in increments to be determined solely by the Investor Group. The funds may be used by the Company subject to the approval of the Investor Group, to fund certain acquisitions. The Convertible Debt and Preferred Stock will bear interest and have a coupon rate, respectively of 11.75%, plus the payment of any withholding taxes which may be due and owing with respect to any person which is a foreign entity. Payments on the Convertible Debt/Preferred Stock are interest only due in quarterly installments which were to begin in September 1996. The Convertible Debt/Preferred Stock has a maturity of seven years from the date of closing, subject to acceleration in the event of a default. Subsequent to September 30, 1996 the Company was unable to pay the interest only requirements of the Convertible Debt and Preferred Stock Agreements, therefore, effective October 1, 1996 until the accrued interest is paid or the requirements are waived, interest will accrue at the default rate of 21.75%. The accrued interest on the Convertible Debt/Preferred Stock totaled approximately $180,000 at December 31, 1996.

     In addition to the amounts owed under the Letter Agreement and the Secured Note, the terms of the Convertible Debt and Preferred Stock Agreements called for the conversion of 291,667 shares of the Company's Regulation D stock held by the Investor Group into $350,000 of Convertible Debt and Preferred Stock. The shares of common stock redeemed are being held in treasury at December 31, 1996.

     An additional provision of the Convertible Debt and Preferred Stock Agreements included the payment of $300,000 as a closing fee and required the Company to reimburse the legal fees and out-of-pocket costs and expenses of the Investor Group in connection with the negotiation and the closing of the transaction which totaled $216,897. The closing fees and reimbursement of the costs and expenses were payable in the form of Convertible Debt and Preferred Stock. In total, the Company incurred costs of $544,716 in connection with the refinancing which has been capitalized and will be amortized over a period of seven years.

     The terms of the Convertible Debt and Preferred Stock Agreements provided the Investor Group with certain rights pertaining to the registration of any common stock to which the Investor Group may convert from Convertible Debt or Preferred Stock, certain anti-dilution rights, and a right of first refusal on any future offering of Company securities.

     Under the terms of the transaction, the Company also issued a warrant to purchase 100 shares of Series B Preferred Stock. The Series B Preferred Stock entitled Amsterdam Equities Limited, after the occurrence of an event of default, to elect a Class B director who would have super-majority voting powers on the Company's Board of Directors.

     The Convertible Debt and Preferred Stock may be converted into the common stock of the Company, at the sole option of the Investor Group, at various conversion rates as set forth in the conversion formula contained in the Convertible Debt and Preferred Stock Agreements. Conversion pursuant to such conversion formula would result in a conversion price per share of the Company's common stock significantly below present market levels. If the Investor Group were to convert all outstanding Convertible Debt and Preferred Stock at the present time, the conversion would result in the issuance to the Investor Group of a majority interest representing in excess of Fifty Percent (50.0%) of the issued and outstanding shares of the Company's common stock (assuming full conversion and anti-dilution).

     In addition, pursuant to the terms of the Financing Arrangement, the Company issued to the holders of the Convertible Debt and the Preferred Stock a warrant to purchase an aggregate of 4,125,000 shares of common stock at an exercise price of $.10 per share. The Investor Group could exercise the warrant only upon the occurrence of an event of default under the terms of the Financing Arrangement or upon the failure by the Company to achieve certain minimum financial goals of net income of at least one dollar in the fiscal year ending December 31, 1996, and net income at least equal to 60% of the dollar amount of Convertible Debt of the Company outstanding at the end of 1997 for the fiscal year ending December 31, 1997, increased by 10% each year thereafter, compounded, plus 60% of the additional Convertible debt outstanding at the end of such year over the immediately preceding year. The Company is in ongoing default under the Financing Arrangement and the stated financial goals have not been met, and, accordingly, these default warrants are capable of being exercised by the Investor Group upon payment of the exercise price of $412,500 in the aggregate. The cumulative effect of the issuance of shares pursuant to the default warrant to the Investor Group could result in ownership by the Investor Group of up to 75% of the Company's total issued and outstanding common stock. To date, the Investor Group has taken no steps to exercise these default warrants.

     The Convertible Debt and Preferred Stock could be called by the Company only during the first year of the Financing Arrangement in accordance with the following schedule: Up to 120 days after the closing, at the principal amount of the Convertible Debt and liquidation value ($100.00 per share) of the Preferred Stock, plus $300,000.00; from the 120th day after the closing to the 240th day after closing, at the principal amount of the Convertible Debt and liquidation value of the Preferred Stock, plus $500,000.00; and, for the 240th day after closing to the one year anniversary date of the closing at the principal amount of the Convertible Debt and liquidation value of the Preferred Stock, plus $750,000.00.


     2. In August 1996, the Company entered into a Letter Agreement by and among the Company; Dr. Charles R. Mitchell, a former President of the Company; Stratum Management, Inc., a consultant to the Company; John H. Hagan, a former director of the Company; Dr. Seymour Kessler, a former director of the Company; and Amsterdam Equities Limited, Frank Leonard Laport, and Beverly Trust Company, as Custodian of the Frank Leonard Laport Rollover Individual Retirement Account No. 75-49990, each members of the Investor Group. Under the Letter Agreement, which became effective on August 9, 1996, the Series B Preferred Stock previously referred to in the Convertible Debt Agreement executed by the Company on April 22, 1996 was amended to be immediately effective and Class B Preferred Stock was immediately issued to Amsterdam.

     The Class B Preferred Stock entitled Amsterdam to elect a Director to the Board of Directors of the Company who would have super majority voting powers. In effect, the Class B director appointed by Amsterdam shall have the number of votes on the Board of Directors as the current Board currently holds, plus one vote. The amendment and activation of the Class B Preferred Stock occurred upon the satisfaction of the following two conditions: (i) delivery to the Company of a notice, pursuant to which the Investor Group would convert an aggregate amount of U.S. $700,000 of currently outstanding Convertible Debt/Preferred Stock into the Company's Common Stock in accordance with the contractual terms of the Convertible Debt and Preferred Stock Agreements executed on April 22, 1996 and (ii) upon the advance to the Company of an additional $200,000.00 pursuant to the Convertible Debt and the Preferred Stock Agreements executed April 22, 1996. As of August 9, 1996, the Investor Group had satisfied these two conditions and the Class B Preferred Stock was issued to Amsterdam. Frank Leonard Laport, Chairman and CEO of the Company, was elected as the Series B Director effective as of August 9, 1996. The Series B Director has not voted on any matters to date or taken any action whatsoever to date.

     In connection with the activation of the Class B Preferred Stock, the provision of additional funding and conversion of debt, Stratum, Hagan and Kessler agreed to forfeit, on a pro rata basis, an aggregate amount of 300,000 options/warrants to purchase the Company's Common Stock of the Company.

     In connection with the August 1996 letter agreement, Dr. Mitchell resigned as President of the Company. Dr. Mitchell, Dr. Kessler, and John Hagan remained as directors until the Company's annual meeting on September 27, 1996. Gary Lockwood, Dr. Richard Staller, Frank Leonard Laport, Esq. and George Collins, Esq., who also acts as attorney in fact for Amsterdam Equities Limited, were appointed to the Board to fill vacancies created by an increase in the number of directors. Dr. Richard Staller resigned as a director of the Company effective as of November 20, 1996.

STRATUM/MITCHELL AGREEMENTS

     In June 1995, the Company entered into an agreement with Stratum Management, Inc. and certain individual consultants (collectively, the "Consultants") for consulting services. The Consultants were to provide the Company with operations management, provider relations, systems development, standardization and development of operations manuals, marketing analysis and development, strategic alliances development and acquisition evaluation services. In addition to direct consulting fees approximating $41,000 per month in 1996 and $35,000 per month in 1995, for an aggregate total of $272,800, the Consultants were issued warrants to purchase up to 600,000 shares of the Company's common stock at an exercise price of $1 per share expiring December 31, 1998. Subsequently, in July 1996 the Warrants Agreement was amended to reduce the number of warrants available from 600,000 to 388,000 as a condition of the August 1996 letter agreement referenced above. This consulting agreement was terminated by the Company effective August 1, 1996.

     Dr. Charles R. Mitchell, who was appointed as President of the Company effective October 26, 1995, was originally affiliated with the Consultants. Dr. Mitchell contracted to sever all direct ties with the Consultants in conjunction with his appointment as President of the Company and received no compensation from the Consultants. However, Dr. Mitchell's wife and brothers remained shareholders in, and employees of, Stratum Management, Inc., which was directly affiliated with the Consultants. As a condition of the Financing Arrangement and the August 1996 letter agreement referenced herein, Dr. Mitchell resigned as President and CEO of the company.

MISCELLANEOUS

     In November 1994, Romajo Partners Limited Partnership (the Partnership), in which Dr. Kessler is a partner, loaned the Company $82,500 under a Demand Note. During 1995, the Partnership loaned the Company $40,448 under various demand notes. This matter is currently in litigation (See Item 3).

     In December 1996, the Dickerson Investment Group, Inc., a company affiliated with a shareholder of the Company, loaned the Company $175,000 in order to meet certain operating expenses (See Exhibit 10.53).

PART IV

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:


Report of Independent Certified Public Accountants

Consolidated Balance Sheets as of December 31, 1996 and 1995

Consolidated Statements of Operations for the years ended December 31, 1996 and 1995

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996 and 1995

Consolidated Statements of Cash Flows for the years ended December 31, 1996 and 1995

Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Princeton Dental Management Corporation:

We have audited the accompanying consolidated balance sheets of Princeton Dental Management Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Princeton Dental Management Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Princeton Dental Management Corporation will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company's recurring losses from operations and its net working capital deficiency raise substantial doubt about the entity's ability to continue as a going concern. Management's operational plans in regard to these matters are also described in Notes 13 and 14. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.




March 14, 1997
Clearwater, Florida

                    PRINCETON DENTAL MANAGEMENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                          DECEMBER 31, 1996 1995


                                     ASSETS



Current assets:
  Cash and cash equivalents                                 $185,235     124,872
  Accounts receivable, net of allowances for doubtful
   accounts of $297,000 and $275,000, respectively         1,170,640   1,138,469
  Loan receivable - shareholders                                   -       2,190
  Current portion of loan receivable - affiliate               9,991       7,272
  Inventories                                                105,193     111,554
  Other current assets                                        95,847     118,901
                                                         -----------  ----------

              Total current assets                         1,566,906   1,503,258

Property and equipment, net                                1,159,524   1,278,632
Goodwill, net of accumulated amortization of $1,948,760
  and $1,293,987, respectively                             7,002,192  11,150,730
Loan receivable - affiliate                                   10,820      12,467
Other assets, net                                            543,512      51,846
                                                         -----------  ----------
                                                         $10,282,954  13,996,933
                                                         ===========  ==========


DECEMBER 31,                                               1996                           1995
----------------------------------------------------      ----------------------------    -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                                $179,000       18,835
  Notes payable to shareholders                                                 122,948    1,935,434
  Current portion of capital lease obligations                                   25,883       27,532
                                                          -----------------------------  -----------
  Current portion of long-term debt                                             715,806      506,046
  Convertible secured debt                                                    2,115,924            -
  Accounts payable                                                            1,442,487      671,035
  Accrued salaries and wages                                                    743,958      569,383
  Other accrued expenses                                                        583,142      455,853
                                                          -----------------------------  -----------

              Total current liabilities                                       5,929,148    4,184,118

Long-term debt, excluding current portion                                     3,267,106    3,731,963
Capital lease obligations, excluding current portion                             38,145        6,581
                                                          -----------------------------  -----------

              Total liabilities                                               9,234,399    7,922,662
                                                          -----------------------------  -----------

Shareholders' equity:
Series A 11.75% Cumulative Convertible Preferred Stock
par value $1.00 per share;  authorized shares - 1,000,000;
   issued and outstanding - 2,848 at December 31, 1996                            2,848            -
  Series B Preferred stock, par value $1.00 per share;
   authorized shares - 100; issued and outstanding - 100
   at December 31, 1996                                                             100            -
  Common stock, par value $0.0001 per share;  authorized
shares - 25,000,000; issued and outstanding - 10,122,323
   and 8,119,870 at December 31, 1996 and 1995                                    1,012          812
  Less:  309,217 shares Common stock held in treasury,
   at cost                                                                    (331,771)            -
  Additional paid-in capital                                                 15,107,556   14,055,045
  Accumulated deficit                                                      (13,731,190)  (7,981,586)
                                                          -----------------------------  -----------

              Net shareholders' equity                                        1,048,555    6,074,271
                                                          -----------------------------  -----------

                                                                             $10,282,954   13,996,933
                                                          =============================   ===========

See accompanying notes to consolidated financial statements.

                    PRINCETON DENTAL MANAGEMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS


YEARS ENDED DECEMBER 31,                              1996          1995
                                                      ------------  -----------

Revenue:
  Practice revenue                                     $14,109,983   13,383,060
  Laboratory revenue                                     3,934,230    3,459,761
                                                      ------------  -----------

               Total revenue                            18,044,213   16,842,821
                                                      ------------  -----------

Expenses:
  Practice compensation and benefits                    10,827,174    9,672,643
  Other practice expenses                                2,745,618    2,722,077
  Cost of laboratory revenue and laboratory expenses     3,529,297    2,961,892
  General corporate expenses                             1,451,227    1,573,304
  Depreciation and amortization                          1,073,815      943,964
  Impairment of long-lived assets                        3,499,172            -
                                                      ------------  -----------

               Total operating expenses                 23,126,303   17,873,880
                                                      ------------  -----------

Operating loss                                         (5,082,090)  (1,031,059)

Loss on disposal of equipment                              (3,598)    (102,471)
Interest expense                                         (714,997)    (475,963)
Other income                                                51,081       52,284
                                                      ------------  -----------

               Net loss                               $(5,749,604)  (1,557,209)
                                                      ============  ===========

Net loss per share                                          $(.65)        (.19)
                                                      ============  ===========

Weighted average number of shares outstanding            8,897,873    8,119,870
                                                      ============  ===========


See accompanying notes to consolidated financial statements.

                    PRINCETON DENTAL MANAGEMENT CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


                                       Series A 11.75%
                                   Cumulative Convertible          Series B
                                      Preferred stock           Preferred stock     Common stock
                                      ------------------------  ------------------  ------------------
                                           Shares       Amount    Shares    Amount      Shares  Amount
                                      -----------  -----------  --------  --------  ----------  ------

Balances at December 31, 1994                   -           $-         -         -   8,119,870     812

Net loss                                        -            -         -         -           -       -
                                      -----------  -----------  --------  --------  ----------  ------

Balances at December 31, 1995                   -            -         -         -   8,119,870     812
Issuance of common stock at $1.41/
share in lieu of cash bonus                     -            -         -         -      50,000       5

Issuance of Series A Preferred Stock
in connection with refinancing              3,600        3,600         -         -           -       -

Issuance of common stock at $.36/
share upon conversion of Series A
Preferred Stock and Convertible Debt        (882)        (882)         -         -   1,952,453     195

Issuance of Series A Preferred Stock          130          130         -         -           -       -

Issuance of Series B Preferred Stock            -            -       100       100           -       -

Conversion of 291,667 shares of
common stock at $1.14/share into
 Series A Preferred Stock and
 Convertible Debt and 17,775 shares
 surrendered, held  in treasury                 -            -         -         -           -       -

Net loss                                        -            -         -         -           -       -
                                      -----------  -----------  --------  --------  ----------  ------

Balances at  December 31, 1996              2,848       $2,848       100       100  10,122,323   1,012
                                      ===========  ===========  ========  ========  ==========  ======


See accompanying notes to consolidated financial statements.


                                                       Additional                           Net
                                          Treasury      Paid-in        Accumulated      Shareholders'
                                             Stock       Capital         Deficit           Equity
                                         ---------     ----------      ------------     -------------

Balances at December 31, 1994                    -     14,055,045       (6,424,377)         7,631,480

Net loss                                         -              -       (1,557,209)       (1,557,209)
                                         ---------     ----------      ------------     -------------

Balances at December 31, 1995                    -     14,055,045       (7,981,586)         6,074,271
Issuance of common stock at $1.41/
share in lieu of cash bonus                      -         70,745                 -            70,750

Issuance of Series A Preferred Stock
in connection with refinancing                   -        356,377                 -           359,977

Issuance of common stock at $.36/
share upon conversion of Series A
Preferred Stock and Convertible Debt             -        612,519                 -           611,832

Issuance of Series A Preferred Stock             -         12,870                 -            13,000

Issuance of Series B Preferred Stock             -              -                 -               100

Conversion of 291,667 shares of
common stock at $1.14/share into
 Series A Preferred Stock and
 Convertible Debt and 17,775 shares
 surrendered, held  in treasury          (331,771)              -                 -         (331,771)

Net loss                                         -              -       (5,749,604)       (5,749,604)
                                         ---------     ----------      ------------     -------------

Balances at  December 31, 1996           (331,771)     15,107,556      (13,731,190)         1,048,555
                                         =========     ==========      ============     =============


See accompanying notes to consolidated financial statements.

                                 PRINCETON DENTAL MANAGEMENT CORPORATION

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                                    1996                 1995
-----------------------------------------------------------                 -------------        -------------

Operating activities:
Net loss$(5,749,604)                                                         (1,557,209)
   Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
         Depreciation and amortization                                        1,076,836               967,184
         Impairment of long-lived assets                                      3,499,172                  -
         Loss on sale of equipment                                                3,598               102,471
         Interest expense                                                       236,350               151,853
         Provision for bad debts                                                 22,000               100,000
         Stock redemption price in excess of market                              18,229                  -
Issuance of stock under incentive Stock Bonus Plan                               70,750                  -
         Changes in operating assets and liabilities:
             Accounts receivable                                                (54,171)              114,874
             Inventories                                                          6,361                45,341
             Other current assets                                                23,054                  -
             Accounts payable                                                   771,452              (559,132)
             Accrued expenses                                                   301,864               165,040
                                                                            -------------        -------------

                 Net cash provided by (used in)
                  operating activities                                          225,891              (469,578)
                                                                            -------------        -------------

Investing activities:
   Purchase of property and equipment                                          (153,299)              (71,901)
   Purchases of dental labs                                                      (5,407)                 -
   Proceeds from notes receivable                                                 1,118                36,634
   Proceeds from sale of equipment                                                 -                   35,000
   Other assets                                                                 (38,971)                  260
                                                                            -------------        -------------

                 Net cash used in investing activities                         (196,559)                   (7)
                                                                            -------------        -------------

Financing activities:
   Proceeds from notes payable                                                  179,000                  -
   Proceeds from notes payable to shareholders                                     -                1,755,434
   Proceeds from issuance of Series A preferred stock                            13,000                  -
   Proceeds from convertible debt                                               187,000                  -
   Proceeds from issuance of Series B preferred stock                               100                  -
   Principal payments on capital lease obligations                              (31,489)              (45,603)
   Proceeds from issuance of long-term debt                                      30,089                  -
   Principal payments on notes payable                                          (18,835)             (721,704)
   Principal payments on long-term debt                                        (312,834)             (404,620)
   Principal payments on note payable to shareholders                           (15,000)              (15,000)
                                                                            -------------        -------------

                 Net cash provided by financing activities                       31,031               568,507
                                                                            -------------        -------------

                                                                          (continued)
                            PRINCETON DENTAL MANAGEMENT CORPORATION

                          CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

YEARS ENDED DECEMBER 31,                                      1996               1995
------------------------------------------------               ----------        ----------

Increase in cash and cash equivalents                              60,363            98,922

Cash and cash equivalents at beginning of period                  124,872            25,950
                                                               ----------        ----------
Cash and cash equivalents at end of period                       $185,235           124,872
                                                               ==========        ==========



Supplemental schedule of non-cash financing and investing activities:

During 1995, the Company incurred an additional $468,259 of long-term debt in connection with the purchase Mason Dental, Inc. (Note 6). The additional long-term debt is attributable to additional goodwill and capitalized interest of $316,406 and $151,853, respectively.

During 1996, the President of the Company was issued 50,000 shares of common stock valued at $70,750.

During 1996, $128,543 of debt, $12,816 of accrued interest, $150,000 of common stock, and closing costs of $68,617 were converted into Series A Cumulative Preferred stock.

During 1996, accrued interest of $223,534 and closing costs and fees of $448,279 were capitalized to the principal balance of the convertible debt.

During 1996, 291,667 shares of Regulation D common stock ($1.14/share) were converted into $150,000 and $200,000 of Series A Preferred Stock and Convertible Debt, respectively.

During 1996, $88,168 of Series A Cumulative Preferred stock and $611,832 of convertible debt were converted into 1,952,453 shares of common stock.

During 1996, the Company incurred $61,404 of capital lease obligations.

Interest paid was approximately $320,000 and $210,000 for the years ended December 31, 1996 and 1995, respectively.

See accompanying notes to consolidated financial statements.

                           PRINCETON DENTAL MANAGEMENT CORPORATION

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996 AND 1995



(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

      On October 22, 1986, the Company was organized as Princeton Dental Management Corporation, a Delaware corporation. The Company had limited activity up through its first issuances of common stock in June 1987.
      The Company was in the development stage from June 1987 through May 1991, and during that time, devoted its resources to developing and testing its marketing practice development concepts.

     (a) Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

     (b) Cash and Cash Equivalents

          The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents totaling approximately $98,000 and $139,000 at December 31, 1996 and 1995, respectively were held by a single financial institution.

     (c) Accounts Receivable

          Accounts receivable are comprised primarily of receivables from dental patients and insurance carriers. Credit is extended based on an evaluation of the customer's financial condition, and generally collateral is not required.

     (d) Inventories

          Inventories, consisting principally of dental prosthetics, are stated at the lower of cost, determined by the first-in, first-out method, or market.

     (e) Property and Equipment

          Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over estimated useful lives of five to nine years. Property and equipment held under capital leases and leasehold improvements are amortized straight-line over the shorter of the lease term or the estimated useful life of the asset.

                                                                     (continued)
                    PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      (f) Goodwill

          Goodwill represents excess of purchase price over the fair value of net assets acquired, net of any liabilities assumed, from dental practices and other operations acquired by the Company. Amortization of goodwill totaled approximately $654,000 and $606,000 for the years ended December 31, 1996 and 1995, respectively.

     (g) Revenue Recognition

          The Company recognizes revenue in the month the related service is provided. Operating revenues include amounts estimated by management to be receivable from Medicaid and other third-party programs under provisions of reimbursement terms in effect. Differences between estimated payments and final payments are reflected as charges or credits to operating revenues when the payment is received.

     (h) Net Loss Per Share

          Net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the year. The Company's outstanding common stock warrants and common stock options, which are considered common stock equivalents, were antidilutive and, accordingly, were not included in the calculation.

     (i) Income Taxes

          The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect as the differences reverse.

     (j) Estimates

          In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                                                     (continued)
                    PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     (k) Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of

          In March 1995, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of (SFAS 121). SFAS 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the asset. SFAS 121 also generally requires long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of the carrying amount or the fair value less cost to sell. SFAS 121 was effective for the Company's 1996 fiscal year end.

          During 1996, based upon the estimated fair value of certain practices, the Company wrote down identifiable goodwill of approximately $3,499,000.

     (l) Fair Value of Financial Instruments

          At December 31, 1996 and 1995, the carrying value of all financial instruments approximated their fair values.

      (m) Reclassifications

               The accompanying consolidated financial statements contain certain reclassifications of previously reported information. The reclassifications have been made to more appropriately reflect the operating results of the Company.

(2) LOANS RECEIVABLE

      Loan receivable - shareholders is due from Diversified Dental Services, Inc. (DDS), formerly a wholly-owned subsidiary of Mason Dental, Inc. (Mason). DDS is now owned by a shareholder of the Company as a result of the acquisition of Mason. The loan bears interest and has repayment terms identical to the terms of the bank note described in Note 6.

      Loan receivable - affiliate is due from a general partnership comprised of shareholders of the Company and results from the acquisition of Mason. The loan, which began accruing interest at 6.46% on October 30, 1994 and 8% on June 30, 1995, will be repaid over a two year period with monthly payments of $942 beginning January, 1997.

                                                                     (continued)
                     PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(3) PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following at  December 31:


                                                     1996       1995
                                              -----------  ---------

           Dental equipment                    $1,037,094    938,498
           Laboratory and delivery equipment      291,928    218,605
           Office furniture and equipment         207,206    202,303
           Computer equipment and software        339,786    308,655
           Leasehold improvements                 334,261    305,286
                                              -----------  ---------
                                                2,210,275  1,973,347
           Less accumulated depreciation
             and amortization                 (1,050,751)  (694,715)
                                              -----------  ---------

                                               $1,159,524  1,278,632
                                              ===========  =========


      Depreciation and amortization related to property and equipment totaled approximately $372,000 and $353,000, respectively for the years ended December 31, 1996 and 1995, including amounts classified within cost of laboratory revenue.

(4) NOTES PAYABLE TO SHAREHOLDERS

      At December 31, 1996, notes payable to shareholders consist of a 13.25% demand note payable of $82,500 and demand notes totaling $40,448 to a shareholder's (who is also a former director) partnership. These notes have terms similar to the Letter Agreement (Note 13). While it was originally contemplated that these notes would be considered advances under the Financing Arrangements (Note 13), the partnership subsequently filed a lawsuit demanding repayment of these notes payable totaling $122,948 plus accrued interest (Note 12).

      During 1996, $1,797,486 of notes payable to shareholders were refinanced under the terms of the Financing Arrangements (Note 13) and $15,000 was repaid.

(5) NOTES PAYABLE

      Notes payable as of December 31 consist of the following:

                                                                             1996       1995
                                                                             ----       ------

  Demand note payable to bank, bearing interest at 2% over
  the banks prime rate (10.5% at December 31, 1995), requiring monthly installments of $5,600 plus interest (secured by
  substantially all assets of the Company).  Repaid during 1996.             $  -       18,835

                                                                     (continued)
                     PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                          1996           1995
                                                                      --------         ------
    Demand note payable to Dickerson Investment Group,
    Inc. bearing interest at 1% over the prime rate (9.25%
    at December 31, 1996).                                            $179,000              -
                                                                      --------         ------

                    Total notes payable                               $179,000         18,835
                                                                      ========         ======

     The Dickerson Investment Group, Inc. is controlled by a former owner of Mason.


(6) LONG-TERM DEBT

   Long-term debt as of December 31 consists of the following:
                                                                                 1996                         1995
--------------------------------------------------------------------             ---------                    ---------

Note payable to shareholders, issued in connection with the
acquisition of Mason.  Payments were deferred from October 30,
1994 through June 30, 1995 with additional interest accruing on the unpaid monthly installments at 6.46%.  Payments may be contractually restricted based on Mason's average monthly cash flow before intercompany transactions as defined in the purchase agreement.  If restricted, principal and interest payments may be made in common stock of the Company.  On December 31, 1995,
the principal balance was adjusted upward based upon decreases in the market value of the Company's common stock beyond
certain thresholds.  Beginning January, 1997, the Company will make monthly installments of $21,610 with interest at 8%
through March 2006.                                                             $1,787,536                    1,787,536

Note payable to shareholder in monthly installments of $12,133, including interest at 8% through January 1, 1998, with remaining principal due January 1, 1998, secured by stock of American
Dental Health - Battle Creek, P.C.                                                 537,132                      627,235

Non-compete and severance payments of $3,000 monthly through
October 1997 with a balloon payment of $100,000 at that date, and $6,250 quarterly through October 1995 discounted at 8%
and 7%, respectively, payable to seller of laboratory assets to
Mason in 1992.                                                                     122,500                      147,599

Promissory notes payable to shareholder and shareholder
affiliate bearing interest at 8% per annum, payable in equal monthly installments of $3,215 through April 1, 1998, with a balloon payment of the unpaid principal balance payable with
the 60th payment.                                                               $  189,460                     211,731

                                                                           (continued)
                          PRINCETON DENTAL MANAGEMENT CORPORATION

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                         1996                  1995
----------------------------------------------------------------------                   ----------            ---------

Notes payable to individual investors, unsecured, bearing interest at rates ranging from 8% to 10%, requiring various quarterly installments ranging from $320 to $1,280, including interest, through October 1997.  Balloon payment of $20,000 also due
in October 1997.                                                                             34,324              47,309

Notes payable to seller of laboratory assets to Mason with
interest at 8.5% payable monthly on principal of $96,000
due October 1997.                                                                            96,000              96,000

Note payable to shareholders in monthly installments of
$6,541 including interest at 8% through February 15, 2004,
secured by all assets transferred in connection with the acquisition
of CDN and by the stock of Fairfield Dental Center, P.A.                                    426,440             469,511

Note payable to shareholders in monthly installments of
$12,102 including interest at 7.48% through June 30, 2002,
secured by all assets transferred in connection with the
acquisition of The Dental Team and the stock of The Florida
Dental Team P.A.                                                                            655,719             745,725

Unsecured note payable to shareholder, interest only due
monthly at 12%.  Upon demand of the shareholder, the note will be paid in 36 equal monthly installments of $2,325 including interest at 12%.  Incurred in connection with the acquisition
of The Dental Team.                                                                          70,000              70,000

Notes payable to various sellers of dental laboratory assets bearing interest at rates ranging from 7% to 8%, payable
in monthly installments totaling $1,275, including interest
through February, 1997, $948 through April, 1998, and
$678 through August, 1999.                                                                   24,226                -

Unsecured notes payable to certain shareholders of the Company, bearing interest at 10%.  Payable in monthly installments totaling
$3,510 through October 1997.                                                                 13,321              25,273

                                                                    (continued)
                     PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             1996            1995
------------------------------------------------------------           ----------       ---------

Notes payable to financial institutions, secured by delivery equipment, bearing interest ranging from 7.9% to 10.75%,
payable in monthly installments totaling $1,229, including
interest through December 1996, $424 through August 1997,
$1,027 through August 1998, $806 through February, 1999 and
$403 through June, 1999.                                                   26,254          10,090
                                                                       ----------       ---------
                                                                        3,982,912       4,238,009

Current portion of long-term debt                                       (715,806)       (506,046)
                                                                       ----------       ---------

Long-term debt, excluding current portion                              $3,267,106       3,731,963
                                                                       ==========       =========


          Substantially all long-term debt is secured by the assets of the Company, its subsidiaries, life insurance policies or various other assets.

          Scheduled maturities of long-term debt for the years subsequent to December 31, 1996 are as follows: 1997 - $715,806; 1998 - $795,357;
          1999 - $383,145; 2000 - $377,285; 2001, $407,904; thereafter -
          $1,303,415.

(7) CAPITAL LEASE OBLIGATIONS

          The Company is obligated under various lease agreements for certain office equipment. These leases are noncancelable and require monthly payments through October 1999. Following is a schedule of future minimum lease payments under capital leases:


      Year Ended December 31,
      ----------------------------------------------------------
            1997                                                         $34,953
            1998                                                          23,571
            1999                                                          20,678
                                                                        --------
            Total minimum lease payments                                  79,202

            Less amount representing interest                             15,174
                                                                        --------

            Present value of net minimum lease payments                   64,028

            Less current portion of capital lease obligations           (25,883)
                                                                        --------

            Capital lease obligations, excluding current portion         $38,145
                                                                        ========


          The amortization of assets recorded under capital leases is included with depreciation expense.

                                                                     (continued)
                     PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) SHAREHOLDERS' EQUITY

     (a) Preferred Stock

               The Company has authorized 1,000,000 shares of $1.00 par value Series A 11.75% Cumulative Preferred Stock and 100 shares of $1.00 par value Series B Preferred Stock. Series of the Preferred Stock may be created and issued from time to time, with such designations, preferences, conversion rights (including voting rights), qualifications, limitations or restrictions thereof as shall be stated and expressed in the resolution or resolutions providing for the creation and issuance of such series of Preferred Stock.

     (b) Stock Options and Warrants

               During 1993, the Company's Board of Directors adopted an Incentive and Non-Statutory Stock Option Plan (the 1993 Option
               Plan). Options under the 1993 Option Plan are either "incentive stock options" (ISOs), which are intended to qualify under
               Section 422A of the Internal Revenue Code of 1986, as amended, or "nonstatutory stock options" (NSOs), which are not intended to qualify. The exercise price of ISOs granted must be at least 100% of the fair market value of the common stock on the grant date, except that the exercise price of options granted to shareholders possessing more than 10% of the voting power of the Company's voting stock must be at least 110% of such fair market value.

               The price of NSOs shall be specified by the Board at the time the option is granted, and may be less than the fair market value of the underlying shares of common stock on the date such NSO is granted, but may not be less than the par value of the underlying shares of common stock. Each stock option granted under the 1993 Option Plan expires on the date specified in the option agreement, which date shall not be later than the tenth anniversary of the date on which the option was granted (fifth anniversary in the case of a greater-than-10% shareholder). The Board of Directors approved 339,499 shares to be reserved for issuance pursuant to the 1993 Option Plan. The 1993 Option Plan will terminate in June 2003, or on such earlier date as the Board of Directors may determine.

               During 1996, the Company issued ISO's to two directors to purchase 250,000 shares of the Company's common stock at $1.19 per share, vesting in equal installments over three years commencing one year from the date of grant and expiring in March 1999. Subsequent to the initial grant and pursuant to an agreement with the directors, the ISO grant was reduced to 162,000 shares of the Company's common stock (Note 13).

                                                                     (continued)
                     PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          During 1996, the Company issued a warrant to Stratum Management, Inc. and certain consultants to purchase 600,000 shares of the Company's common stock at $1.00 per share. The warrant expires December 31, 1998. Subsequent to issuance and pursuant to an agreement with Stratum Management, Inc. and certain consultants, the warrant was reduced to 388,000 shares of the Company's common stock (Note 13).

          During 1996, the Company issued ISO's to an employee to purchase
               100,000 shares of the Company's common stock at $.87 per share vesting in varying installments over three and one-half years and expiring in January 2003.

          On September 27, 1996, the Board of Directors declared an extension period of twelve months for the expiration date of the warrants issued pursuant to the Company's initial public offering on April 15, 1992. Further extensions beyond October 13, 1997 of the expiration date of these warrants may hereafter be determined by the Board of Directors up to a total of an additional twelve months or such additional time in such increments as the Board of Directors may determine in accordance with the terms of the related Warrant Agreement.

          The Company has adopted the disclosure - only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation and other cost for the Company's stock option plan for employees or directors or issued warrants been determined based on the fair value at the grant date or issuance for awards in 1995 or 1996, consistent with the provisions of SFAS 123, the impact on net loss would have been immaterial.

          Information regarding the employee option plan for 1995 and 1996 is as follows:


Summary of the Status of the Company's Stock Options and Warrants
-----------------------------------------------------------------------------------------
                                  1995                                  1996
                                  ------------------------------------  -----------------------------------
                                         Weighted Average                      Weighted Average

                                             Shares     Exercise Price             Shares    Exercise Price
                                  -----------------  -----------------  -----------------  ----------------

Outstanding at the beginning of
 the year                                   165,000              $3.51             60,000             $2.98

Granted (exercise price equals
 market)                                         -                  -            650,000              1.03
Exercised                                        -                  -                  -                 -
Forfeited                                 (105,000)               3.81           (10,000)              2.00
                                  -----------------                     -----------------

Outstanding at year end                      60,000              $2.98            700,000              1.18
                                  =================                     =================

Options and warrants exercisable
 at year end                                 26,666                               421,333
                                  =================                     =================

Weighted average fair value of
 options granted and warrants
 issued during the year                         N/A                                  $.16

                                                                     (continued)
                    PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Summary of Company Stock Options and Warrants Prices

     OPTIONS AND WARRANTS OUTSTANDING OPTIONS AND WARRANTS EXERCISABLE
                                                                Weighted average

  Range of       Number     remaining                         Number
  exercise  Outstanding   contractual  Weighted average  exercisable  Exercise
     price     12/31/96  life (years)    exercise price     12/31/96     price
  --------  -----------  ------------  ----------------  -----------  --------

     $4.00       20,000           2.0             $4.00       20,000     $4.00
      2.63       30,000           2.3              2.63       20,000      2.63
      1.19      162,000           2.3              1.19            -      1.19
      1.00      388,000           2.0              1.00      388,000      1.00
       .87      100,000           6.0               .87            -       .87
  --------  -----------  ------------  ----------------  -----------  --------
  $    .87 -
      4.00      700,000           3.0            $ 1.18      421,333    $ 1.17
  ========  ===========  ============  ================  ===========  ========

(9) INCOME TAXES

          As of December 31, 1996, the Company has approximately $7,300,000 in tax net operating loss (NOL) carryforwards available to offset future taxable income through 2012.

          For financial statement reporting purposes, a valuation allowance of approximately $2,712,000 and $1,940,000 has been recognized to offset net deferred tax assets in 1996 and 1995, respectively. This valuation allowance increased approximately $800,000 and $200,000 during 1996 and 1995, respectively. The utilization of NOL carryforwards may be delayed because of ownership changes resulting from the Company's initial public offering and other issuances of stock. The maximum amount of loss carryforwards allowed to be utilized each year is determined by multiplying the value of the Company at the time of the change in ownership by the federal long-term tax-exempt rate.

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:


                                                        1996          1995
                                                        ------------  -----------

Deferred tax assets:
Net operating loss carryforwards$2,555,000                              1,839,000
   Allowance for doubtful accounts                          104,000        96,000
   Intangibles                                               66,000          -
   Other                                                     17,000        17,000
                                                        ------------  -----------

     Total deferred tax assets                            2,742,000     1,952,000

   Valuation allowance for deferred tax assets           (2,712,000)   (1,940,000)
                                                        ------------  -----------

     Net deferred tax assets                                 30,000        12,000
                                                        ------------  -----------


                                                                     (continued)
                    PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         1996      1995
                                                        ------     -----
                      Deferred tax liabilities:
                       Fixed assets                     30,000     7,000
                       Intangibles                         -       5,000
                                                        ------     -----

     Total deferred tax liabilities                     30,000    12,000

                 Net deferred taxes                 $      -         -
                                                        ======     =====
(10) COMMITMENTS AND CONTINGENCIES

     (a) Operating Leases

               The Company leases office facilities and equipment under various operating leases. Rent expense under operating leases was approximately $947,000 and $974,000 for the years ended December 31, 1996 and 1995, respectively.

               The Company entered into operating leases for its corporate office and its telephone system, on a month to month basis, from its Chairman and Chief Executive Officer in September 1996. Monthly rent expense under these leases are $1,555 and $570, respectively.

               The future minimum lease payments under these operating leases for the years subsequent to December 31, 1996 are as follows:
               1997; $916,000, 1998; $502,000, 1999; $425,000, 2000; $340,000,
               2001; $334,000 and thereafter $284,000.

     (b) Consulting and Employment Agreements

               During 1995, the Company entered into an agreement with Stratum Management, Inc. and certain individual consultants (collectively, the "Consultants") for consulting services effective June 20, 1995 and continuing through 2006, terminable by either party at any time. The Consultants will provide the Company with operations management, provider relations, systems development, standardization and development of operations manuals, marketing analysis and development, strategic alliances development and pre-acquisition evaluation services, although the board of directors of the Company must approve all actions of the Consultants. Effective January 1, 1996, ratification and addendum to the original agreement provided that the Consultants receive $42,000 per month and a warrant to purchase 600,000 shares (subsequently reduced to 388,000 shares) of common stock at $1.00 per share. The initial term of the agreement is one year with automatic one year renewals unless ninety-day notice is given by either party prior to renewal. The agreement can immediately terminate under certain conditions, as defined.

                                                                (continued)

                    PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


               During 1996, the Company entered into an agreement with Dr. Charles R. Mitchell, who was appointed as President of the Company during 1995. The agreement provided for an annual salary of $96,000, issuance of 50,000 shares of the Company's common stock and certain fringe benefits. The agreement had a three year term but could be terminated by either party upon certain conditions.

               In September 1996, in connection with the issuance of the Class B Preferred stock, the aforementioned Consulting and Employment agreements were terminated. In addition, the Consultants warrant to purchase common stock was reduced from 600,000 to 388,000 shares (Note 13).

               During 1996, the Company amended two employment agreements which commenced on January 1, 1994 to increase annual compensation to approximately $106,000 per employee. In addition, one employee receives an additional $12,000 annually, reimbursement of certain expenses and was granted incentive stock options (Note 8). The agreements provide for annual compensation increases and expire in May 2001 although either the employee or the Company may terminate the agreement upon ninety days written notice.

     (c) Medical Malpractice Claims

               The Company is insured with respect to medical malpractice risks up to $1,000,000 per claim with a $3,000,000 annual aggregate claims limit.

          (d)  Other

               Certain assets acquired in the acquisition of Century Dental Centers I, P.C. are subject to an outstanding lien of $100,000. The Company has right of offset against the related acquisition notes for any amounts expended to cure the lien.

               Several note holders claim differences from amounts recorded in the Company' records. Management believes these claims are without merit. The aggregate amount of differences are immaterial to the financial position and operations as of and for the year ended December 31, 1996.

(11) BUSINESS ACQUISITIONS

          During 1996, the Company acquired the assets of two dental laboratories for $5,407 in cash and promissory notes totaling $27,645. The excess purchase price over the fair value of the assets acquired totaled $5,407.

                                                                 (continued)
                    PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(12) LITIGATION

          In October 1996, a lawsuit was filed against the Company by a partnership, that is controlled by a shareholder, debt holder and a former director of the Company, demanding repayment of notes payable and accrued interest. The Company intends to vigorously contest the suit.

          The Company is involved in a number of other legal proceedings related to malpractice, worker's compensation, general employment and contract disputes all in various stages of proceedings, most of which will be covered by insurance. Management believes settlements, if any, in excess of insurance coverage would be immaterial.

          During September 1996, the Company and certain investors prevailed in a lawsuit against two former officers and shareholders of the Company. As a result, the former officers and shareholders surrendered 17,775 shares of common stock to the Company. These surrendered shares are being held in treasury.

(13) FINANCING AGREEMENT

          On April 22, 1996, the Company entered into a financing agreement pursuant to which the Company issued Convertible Secured Debt (Convertible Debt) of $2,483,620 and 3,599.77 shares of Series A 11.75% Cumulative Convertible Preferred Stock (Preferred Stock) to Amsterdam Equities Limited, Frank Leonard Laport and Beverly Trust Company, as custodian for the Frank Leonard Laport Rollover Individual Retirement Account No. 75-49990 (Investor Group). The Convertible Debt and Preferred Stock replaces indebtedness of the Company at April 22, 1996, in the amount of $1,976,700 incurred under a letter agreement dated December 7, 1994 (Letter Agreement). Under the terms of the Convertible Debt and Preferred Stock Agreements (also referred to herein collectively as the Financing Arrangements) the Investor Group may lend additional funds, in increments to be determined solely by the Investor Group. The funds may be used by the Company subject to the approval of the Investor Group, to fund certain acquisitions. The Convertible Debt and Preferred Stock bear interest and have a coupon rate, respectively of 11.75%, plus the payment of any withholding taxes which may be due and owing with respect to any person which is a foreign entity. Payments on the Convertible Debt are interest only due in quarterly installments beginning September 1996. Interest accrued of $57,136 under the Financing Arrangements at June 30, 1996 was added to the principal balance at that date. The Convertible Debt has a maturity of seven years from the date of closing, subject to acceleration in the event of a default. Subsequent to September 30, 1996, the Company was unable to pay the interest only requirements of the Financing Arrangements, therefore effective October 1, 1996 until the accrued interest is paid or the requirements are waived, interest will accrue at the default rate of 21.75%. The accrued interest on the Convertible Debt totaled $193,600 at December 31, 1996.

                                                                   (continued)
                    PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          In addition to the amount owed under the Letter Agreement, the terms of the Financing Arrangements called for the conversion of 291,667 shares of Regulation D stock held by the Investor Group into $350,000 of Convertible Debt and Preferred Stock. The shares of common stock redeemed are being held in treasury at December 31, 1996.

          An additional provision of the Financing Arrangements included the payment of $300,000 as a closing fee and required the Company to reimburse the legal fees and out-of-pocket costs and expenses of the Investor Group in connection with the negotiation and the closing of the transaction totaling $216,897. The closing fees and reimbursement of the costs and expenses were paid in the form of Convertible Debt and Preferred Stock.

          The terms of the Financing Arrangements provide the Investor Group with certain rights pertaining to the registration of any common stock to which the Investor Group may convert from Convertible Debt or Preferred Stock, anti-dilution, and a right of first refusal on any future offering of the Company's securities.

          Under the terms of the transaction, the Company issued a warrant to purchase 100 shares of Series B Preferred Stock. The Series B Preferred Stock entitles Amsterdam Equities Limited (Amsterdam), after the occurrence of an event of default, to elect a Class B director who will have super-majority voting powers on the Company's Board of Directors.

          The Convertible Debt and Preferred Stock may be converted into common stock of the Company, at the sole option of the Investor Group, at various conversion rates as set forth in the conversion formula contained in the Financing Arrangements. Conversion pursuant to such conversion formula would result in a conversion price per share of the Company's common stock significantly below present market levels. If the Investor Group were to convert the Convertible Debt and Preferred Stock at December 31, 1996, the conversion would result in the issuance to the Investor Group of a majority interest representing in excess of fifty percent (50%) of the issued and outstanding shares of the Company's common stock (assuming full conversion and anti-dilution).

          In addition, pursuant to the terms of the Financing Arrangements, the Company has issued to the holders of the Convertible Debt and the Preferred Stock warrants to purchase shares of common stock at an exercise price of $.10 per share. The Investor Group may exercise the warrants only upon the occurrence of an event of default under the terms of the minimum financial goals of net income of a least one dollar in the year ending December 31, 1996, and net income of at least equal to 60% of the dollar amount of Convertible Debt of the Company outstanding at the end of 1997 for the fiscal year ending December 31, 1997, increased by 10% each year thereafter, compounded, plus 60% of the additional Convertible Debt outstanding at the end of such year over the immediately proceeding year. The Company can make no assurances that such financial goals can be achieved by the Company. The cumulative effect of the issuance of shares pursuant to the default warrant to the Investor Group could result in ownership by the Investor Group of up to 75% of the Company's total issued and outstanding common stock.

                                                                 (continued)

                    PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The Convertible Debt and Preferred Stock may be called by the Company only during the first year of the Financing Arrangement in accordance with the following schedule: Up to 120 days after the closing, at the principal amount of the Convertible Debt and liquidation value ($100 per share) of the Preferred Stock, plus $300,000 from the 120th day after the closing to the 240th day after closing, at the principal amount of the Convertible Debt and liquidation value of the Preferred Stock, plus $500,000 and, for the 240th day after closing to the one year anniversary date of the closing at the principal amount of the Convertible Debt and liquidation value of the Preferred Stock, plus $750,000.

          In August 1996, the Company entered into a Letter Agreement by and among the Company, Dr. Charles R. Mitchell, the President of the Company; the Consultants, certain directors of the Company and the Investor Group. Under the Letter Agreement, the Series B Preferred Stock was amended to be immediately effective and Class B Preferred Stock was issued to Amsterdam. The Class B Preferred Stock entitled Amsterdam to elect a Director to the Board of Directors of the Company who shall have super majority voting powers. In effect, the Class B director appointed by Amsterdam shall have the number of votes on the Board of Directors as the current Board currently holds, plus one vote. The amendment and activation of the Class B Preferred Stock occurred upon the satisfaction of the following two conditions:
          (i) delivery to the Company of a notice, pursuant to which the Investor Group would convert on a pro rata basis, an aggregate amount of $700,000 of currently outstanding Convertible Debt and Preferred Stock into the Company's Common Stock in accordance with the contractual terms of the Financing Arrangements and (ii) upon the advance to the Company of an additional $200,000 pursuant to the Financing Arrangements.

          In connection with the issuance of the Class B Preferred Stock, the provision of additional funding and conversion of debt, the Consultants and certain directors of the Company agreed to forfeit, on a pro rata basis, an aggregate amount of 300,000 options and warrants to purchase the Company's Common Stock. Additionally, Dr. Mitchell resigned as President of the Company.

          The Convertible Debt is secured by substantially all assets of the Company and requires the Company to comply with certain financial and non-financial debt covenants.

          At December 31, 1996, the Company was in violation of certain debt covenants. As such, the Company has classified the Convertible secured debt as a current liability. To date, the Investor Group has not made formal claim under the debt covenant violation.

(14) GOING CONCERN

          As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations resulting in cash flow problems. These factors raise doubt about the Company's ability to continue as a going concern.

                                                               (continued)

                    PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



          Management has instituted a cost reduction program and is emphasizing operational efficiencies. In addition, the Financing Arrangements (Note 13), could, at the discretion of the Investor Group, provide adequate funds for working capital, debt refinancing and future acquisitions. Additional funding from the Investor Group, however, cannot be assured.

(15) SUBSEQUENT EVENTS

          In January and February 1997, the Company sold two practices for approximately $475,000 in cash and $660,000 in assumed liabilities. The sale of these practices did not result in a material gain or loss to the Company. Revenues for the disposed practices totaled approximately $3,000,000 during 1996.

          During fiscal 1996, the Company failed to meet certain minimum financial covenants related to the Financing Arrangements which has resulted in the ability of the Investor Group to exercise warrants to purchase 4,125,000 shares of common stock at $.10 per share effective January 1, 1997 (Note 13). To date, the Investor Group has not formally indicated an intent to exercise these warrants.

(a)(2) Exhibits:

The following documents are filed as exhibits to this Report:

2.1 Agreement and Plan of Reorganization between the Registrant and Dental Laser Center of the Palm Beaches, Inc., The Dental Team of Boca Raton, Inc., The Dental Team of Boynton Beach, Inc., The Dental Team of Coral Springs, Inc., The Dental Team of Deerfield Beach, Inc., The Dental Team of Delray Beach, Inc., The Dental Team of Pompano Beach, Inc., Palm Beach Dental Service, Inc., PBD Supply, Inc., and Pompano Square Dental Lab, Inc. (incorporated by reference to Exhibit 2. 1 to the Registrant's Form 1O-KSB for the fiscal year ended December 31, 1993 (Registration Number 33-43298-A) filed with the Commission on April 14, 1994).
2.2 Share Acquisition and Merger Agreement between Registrant and C.D. Nunnelley, D.D.S. & Associates (incorporated by reference to the Exhibit to the Company's Form 8-K filed with the Commission on March 15, 1994).

2.3 Agreement and Plan of Reorganization between the Registrant and Mason Dental, Inc. (incorporated by reference to the Exhibit to the Registrant's Registration Statement on Form S-4 (Registration No. 33-69406) filed with the Commission on September 27, 1993).

3.1 Restated Certificate of Incorporation of the Registrant, as restated through August 19, 1991 (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-18 (Registration No. 33-43298-A) filed with the Commission on October 10, 1991).

3.2 Amendments to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registrant's Registration Statement on Form S-18 (Registration No. 33-43298-A) filed with the Commission on April 10, 1992).

3.3 Bylaws of the Registrant, as amended and restated December 1, 1992 (incorporated by reference to Exhibit 3.2 or the Registrant's Registration Statement on Form SB-2 (Registration No. 33-57698) filed with the Commission of February 1, 1993).

4.2 Warrant Agreement between the Registrant and the Warrant Agent (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-57698) filed with the Commission on February 1, 1993).

4.3 Letter Amendment to Warrant Agreement between the Registrant and the Warrant Agent (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-57698) filed with the Commission on February 1, 1993).

9.1 Voting Trust Agreement between the Registrant and Jerry I. Bratman, D.D.S., Judith K. Bratman, Theodore M. Strauss, D.D.S., Madelyn Strauss, and Richard J. Staller, D.D.S. (incorporated by reference to Exhibit 9. 1 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1993 (Registration Number 33-43298-A) filed with the Commission on April 14, 1994.)

10.1 Registrant's Stock Option Plan, as amended (incorporated by reference to the exhibit of the same number to the Registration Statement on Form SB-2 (Registration No. 33-57698) filed with the Commission on February 1, 1993).

10.2 Letter Agreement dated December 7, 1994 between an investment group and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-QSB/A (Amendment No. 1) (Registration No. 33-43298-A) filed with the Commission on December 20, 1994).

10.2/A Amendment to Letter Agreement dated April 10, 1995 between an investment group and the Registrant (incorporated by reference to the Exhibit to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 (Registration Number 33-43298-A) filed with the Commission on April 14, 1995)

10.3 $300,000 Line of Credit Agreement with First American Bank-Northeast Illinois, as amended (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-18 (Registration No. 33-43298-A) filed with the Commission on October 10, 1991).

10.3/A Modification Agreement and Installment Note dated February 3, 1995 between First of America Bank-Illinois, N.A. and the Registrant (incorporated by reference to the Exhibit to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 (Registration Number 3343298-A) filed with the Commission on April 14, 1995.)

10.4 Secured Revolving Demand Note dated January 27, 1995 between an investment group and the Registrant (incorporated by reference to the Exhibit to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 (Registration Number 33-43298-A) filed with the Commission on April 14, 1995.)

10.4/A Allonge and Amendment to Secured Revolving Demand Note dated March 9, 1995 between an investment group and the Registrant (incorporated by reference to the Exhibit to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 (Registration Number 33-43298-A) filed with the Commission on April 14, 1995.)

10.5 Share Purchase Agreement between Princeton Management and Glenn C. Lehr, D.D.S.
(incorporated by reference to the Exhibit to Registrant's Form 8-K filed with the Commission on October 13, 1992).

10.6 Balloon Promissory Note Payable to Glenn C. Lehr, D.D.S. (incorporated by reference to the Exhibit of the same number to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-57698) filed with the Commission on February 1, 1993).

10.7 Installment Promissory Note Payable to Glenn C. Lehr, D.D.S (incorporated by reference to the Exhibit of the same number to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-57698) filed with the Commission on February 1, 1993).

10.8 Stock Pledge and Escrow Agreement between Princeton Management and Glenn C. Lehr incorporated by reference to the Exhibit of the same number to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-57698) filed with the Commission on February 1, 1993).

10.9 Sublicense Agreement and Consent between Princeton Management and Amdent, P.C. (Battle Creek, MI) (incorporated by reference to the Exhibit of the same number to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-57698) filed with the Commission on February 1, 1993).

10.10 Sublicense Agreement and Consent between Princeton Management and Amdent, P.C. (Taylor, MI) (incorporated by reference to the Exhibit of the same number to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-57698) filed with the Commission on February 1, 1993).

10.11 Sublicense Agreement an Consent between Princeton Management and Amdent, P.C. (Ypsilanti, MI) (incorporated by reference to the Exhibit of the same number to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-57698) filed with the Commission on February 1, 1993).

10.12 Management Agreement between Princeton Dental Management Corporation and Amdent P.C. (incorporated by reference to the Exhibit of the same number to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-57698) filed with the Commission on February 1, 1993).

10.13 Dental Equipment Lease between Princeton Management and Amdent, P.C. (Ypsilanti, MI) (incorporated by reference to the Exhibit of the same number to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-57698) filed with the Commission on February 1, 1993).

10.14 Dental Equipment Lease between Princeton Management and Amdent, P.C. (Taylor, MI) (incorporated by reference to the Exhibit of the same number to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-57698) filed with the Commission on February 1, 1993).

10.15. Dental Equipment Lease between Princeton Management and Amdent, P.C. (Battle Creek, MI) incorporated by reference to the Exhibit of the same number to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-57698) filed with the Commission on February 1, 1993).

10.16 Facilities Management Agreement between Princeton Management and Glenn C. Lehr, D.D.S. incorporated by reference to the Exhibit of the same number to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-57698) filed with the Commission on February 1, 1993).

10.17 Management Agreement and Stock Pledge and Escrow Agreement between Princeton Management, Glenn C. Lehr, D.D.S., and Lebow and Tobin (incorporated by reference to the Exhibit of the same number to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-57698) filed with the Commission on February 1, 1993).

10.18 Assignment and Consent Agreement (Ypsilanti, MI) (incorporated by reference to the Exhibit of the same number to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-57698) filed with the Commission on February 1, 1993).

10.19 Assignment and Consent Agreement (Taylor, Ml) (incorporated by reference to the Exhibit of the same number to the Registrants Registration Statement on Form SB-2 (Registration No. 33-57698) filed with the Commission on February 1, 1993).

10.20 Assignment and Consent Agreement (Battle Creek, Ml) (incorporated by reference to the Exhibit of the same number to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-57698) filed with the Commission on February 1, 1993).

10.21 Asset Purchase Agreement between Princeton Management Northeast and Century Dental Center 1, P.C. (incorporated by reference to the Exhibit to the Company's Form 8-K, as filed with the Commission on April 15,
1993).

10.22 The Company's 1993 Incentive and Non-Statutory Stock Option Plan (incorporated by reference to the Exhibit of the same number to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-57698) filed with the Commission on June 18, 1993).

10.23            Installment Promissory Note payable to Mason Dental, Inc.
shareholders (incorporated by reference to Exhibit 10.30 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1993 (Registration Number 33-43298-A) filed with the Commission on April 14, 1994).

10.24 Allonge and Amendment to Acquisition Promissory Note dated April 10, 1995 between Mason Dental, Inc. and the Registrant (incorporated by reference to the Exhibit to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 (Registration Number 33-43298-A) filed with the Commission on April 14, 1995.)

10.25 Shareholder Agreement between the Registrant and Mason Dental, Inc. Affiliate Shareholders (incorporated by reference to Exhibit 10.31 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1993 (Registration Number 33-43298-A) filed with the Commission on April 14, 1994).

10.26 Security Agreement between Princeton Medical Management Southeast, Inc. and Clement W. Barfield, D.D.S., and Philip A. Payne, D.D.S. (incorporated by reference to Exhibit 10.32 the Registrant's Form 10-KSB for the fiscal year ended December 31, 1993 (Registration Number 33-43298-A) filed with the Commission on April 14, 1994).

10.27 Security Agreement between Princeton Medical Management Southeast, Inc. and Jerry I. Bratman, D.D.S., Theodore M. Strauss, D.D.S., and Richard J. Staller, D.D.S. (incorporated by reference to Exhibit 10.33 to the Registrant's Form 10-KSB for the fiscal year ended December 3l, 1993 (Registration Number 33-43298-A) filed with the Commission on April 14, 1994).

10.28 Installment Promissory Notes payable to The Dental Team Shareholders (incorporated by reference to Exhibit 10.34 to the Registrants's Form 10-KSB for the fiscal year ended December 31, 1993 (Registration Number 33-43298-A) filed with the Commission on April 14, 1994).

10.28/A          Binding letter of agreement dated February 6, 1995 between The
Dental Team Shareholders and the Registrant (incorporated by reference to the Exhibit to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1995 (Registration Number 33-43299-A) filed with the Commission on April 14,
1995).

10.29 Settlement Agreement and Release between A.S. Goldmen & Co., Inc. Shoenberg & Hieber, Inc. and the Company, dated April 10, 1995 and effective May 12, 1995 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1995 (Registration No. 0.20222) filed with the Commission of May 15, 1995.

10.30 Allonge and Amendment to Secured Revolving Demand Note, dated April 15, 1995, between the Investment Group and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-QSB/A for the quarterly period ended March 31, 1995 (Registration No. 0-20222) filed with the Commission on May 30, 1995).

10.31 Amendment to Letter Agreement, dated May 22, 1995, between the Investor Group and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-QSB/A for the quarterly period ended March 31, 1995 (Registration No. 0-20222) filed with the Commission on May 30, 1995).

10.32 Allonge and Amendment to Secured Revolving Demand Note, dated June 23, 1995, between the Investor Group and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1996 (Registration No. 0-20222) filed with the Commission on June 12,
1996).

10.33 Allonge and Amendment to Secured Revolving Demand Note, dated August 24, 1995, between the Investor Group and the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1996 (Registration No. 0-20222) filed with the Commission on June 12,
1996).

10.34 Amendment to Letter Agreement, dated August 24, 1995, between the Investor Group and the Registrant (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1996 (Registration No. 0-20222) filed with the Commission on June 12, 1996).

10.35 Allonge and Amendment to Secured Revolving Demand Note, dated September 8, 1995, between the Investor Group and the Registrant (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1996 (Registration No. 0-20222) filed with the Commission on June 12, 1996).

10.36 Amendment to Letter Agreement, dated September 8, 1995, between the Investor Group and the Registrant (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1996 (Registration No. 0-20222) filed with the Commission on June 12, 1996).

10.37 Employment Agreement by and between the Company and Dr. Charles R. Mitchell, D.D.S. dated March 1996, with an effective date of January 1, 1996 (incorporated by reference to the exhibit to the Registrant's Form 10-QSB filed with the Commission on September 23, 1996).

10.38 Consulting Agreement by and between the Company and Stratum Management, Inc. dated January 1, 1996 (incorporated by reference to the exhibit to the Registrant's Form 10-QSB filed with the Commission on September 23, 1996).

10.39 Amendment to the Warrant Agreement by and between the Company and Stratum Management, Inc., dated July 17, 1996 (incorporated by reference to the exhibit to the Registrant's Form 10-QSB filed with the Commission on September 23, 1996).

10.40 Non-Statutory Stock option agreement by and between the Company and John
H. Hagan, dated March 21, 1996 (incorporated by reference to the exhibit to the Registrant's Form 10-QSB filed with the Commission on September 23, 1996).

10.41 Amendment to the Non-Statutory Stock Option Agreement by and between the Company and John H. Hagan dated July 17, 1996 (incorporated by reference to the exhibit to the Registrant's Form 10-QSB filed with the Commission on September 23, 1996).
10.42 Non-Statutory Stock Option Agreement by and between the Company and Dr. Seymour Kessler dated March 21, 1996 (incorporated by reference to the exhibit to the Registrant's Form 10-QSB filed with the Commission on September 23,
1996).

10.43 Amendment to the Non-Statutory Stock Option Agreement dated July 17, 1996, by and between the Company and Dr. Seymour Kessler (incorporated by reference to the exhibit to the Registrant's Form 10-QSB filed with the Commission on September 23, 1996).

10.44 Series A 11.75% Cumulative Convertible Preferred Stock Purchase Agreement by and between Frank Leonard Laport, Beverly Trust Company, as Custodian of the Frank Leonard Laport Rollover Individual Retirement Account Number 75-49990, and Amsterdam Equities Limited, dated April 22, 1996 (incorporated by reference to the exhibit to the Registrant's Form 10-QSB filed with the Commission on September 23, 1996).

10.45 Convertible Debt Agreement by and between the Company and Amsterdam Equities Limited, dated April 22, 1996 (incorporated by reference to the exhibit to the Registrant's Form 10-QSB filed with the Commission on September 23, 1996).

10.46 Letter of Agreement dated July 15, 1996 and effective August 9, 1996, by and between the Company, Dr. Charles R. Mitchell, Stratum Management Inc., John
H. Hagan, Dr. Seymour Kessler, Amsterdam Equities Limited, Frank Leonard Laport, and Beverly Trust Company (incorporated by reference to the exhibit to the Registrant's Form 10-QSB filed with the Commission on September 23, 1996).

10.47 Settlement Agreement dated as of September 26, 1996, and effective as of the date of filing, by and between the Gingle Group, the Investor Group and the Company.

10.48 Amendment to Employment Agreement made as of June 1, 1996 by and among Gary A. Lockwood, the Company and Mason Dental Midwest, Inc.

10.49 Office Lease dated as of September 13, 1996 between the Company and EquiVest, Inc., a company owned by Frank Leonard Laport.

10.50 Equipment Lease dated as of September 13, 1996 between the Company and Frank Leonard Laport.

10.51 Letter Agreement dated February 4, 1996 between Dr. Richard Staller and the Registrant regarding the sale of the assets of the Dental Team of Delray Beach.

10.52 Letter Agreement effective as of January 10, 1997 by and among the Registrant and Drs. Barfield and Payne regarding the sale of the assets of the Fairfield Dental Center practice.

10.53 Letter Agreement dated as of December 1996 between the Registrant and Dickerson Investment Group, Inc., an entity affiliated with a shareholder of the Registrant, regarding the loan of $175,000 to the Registrant.

21.1 Subsidiaries of the Small Business Issuer (incorporated by reference to
Exhibit 22.1 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1993 (Registration Number 3343298-A) filed with the Commission on April 14,
1994).

27.  Financial Data Schedule Pursuant to Article 5 of Regulation 5-X

(b)REPORTS ON FORM 8-K The Registrant filed the following Form 8-K's during the period from January 1, 1996 through March 30, 1997:

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

        On May 9, 1996, the Registrant filed with the Securities and Exchange Commission a current report on an amemded Form 8-K regarding a financing arrangement pursuant to which the Company issued Convertible Debt to Amsterdam Equities Limited in the amount of $2,483,620.15 and 3,599.77 shares of Series A
11.75 Cumulative Convertible Preferred Stock to Amsterdam Equities Limited
(195), to Frank Leonard Laport (1,904.77) and to Beverly Trust Company, as custodian for the Frank Leonard Laport Rollover Individual Retirement Account No. 75-4990 (1,500) (the Investor Group).

        The Convertible Debt and Preferred Stock replaced indebtedness of the Company in the amount of $1,976,699.99 incurred under that certain letter agreement dated December 7, 1994 and the Secured Revolving Demand Note. Under the terms of the Convertible Debt and Preferred Stock Agreements (also referred to herein collectively as the Financing Arrangements") the Investor Group may lend the Company funds in increments to be determined solely by the Group. The funds may be used by the Company, subject to the approval of the Group, to fund certain acquisitions. The Convertible Debt and Preferred Stock will bear interest and have a coupon rate, respectively of 11.75%, plus the payment of any withholding taxes which may be due and owing with respect to any person which is a foreign entity. The Convertible Debt/Preferred Stock has a maturity of seven years from the date of closing, subject to acceleration in the event of a default.

        In addition to the amount owed under the Letter of Agreement and the Secured Note, the terms of the Convertible Debt and Preferred Stock Agreements call for the conversion of Regulation D stock held by the Group into $350,000 of Convertible Debt and Preferred Stock.

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

        On August 15, 1996, The Registrant filed with the Securities and Exchange Commission current Report on Form 8-K regarding a Letter Agreement by and among the Company; Dr. Charles R. Mitchell; Stratum Management, Inc.; John
H. Hagan; Dr. Seymour Kessler; and the members of the Investor Group.

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

        The amendment and activation of the Class B Preferred Stock was to occur upon the satisfaction of the following two conditions: (i) delivery to the Company of a notice, pursuant to which the Investment Group would convert on a pro rate basis, an aggregate amount of U.S. $700,000.00 of currently outstanding convertible debt/preferred stock into the Company's common stock in accordance with the contractual terms of the Convertible Debt and Preferred Stock Agreements executed on April 22, 1996, and (ii) upon the advance to the Company of an additional U.S. $200,000 pursuant to the Convertible Debt and the Preferred Stock Agreements executed April 22, 1996. As of August 9, 1996, the Investment Group has satisfied these two conditions and the Class B Preferred Stock has been issued to Amsterdam.

        In connection with the activation of the Class B Preferred Stock, the provision of additional funding, and conversion of debt, Stratum, Hagan and Kessler have agreed to forfeit, on a pro rate basis, an aggregate amount of 300,000 options/warrants to purchase the Company's common stock.

        In connection with the above, Dr. Mitchell has resigned as Chief Executive Officer and President of the Company, but will continue to assist the Company in the transition to a new management team. Dr. Mitchell, Hagan and Kessler would also continue to serve as directors until the Company's next annual meeting. Gary Lockwood, Dr. Richard Staller, Frank Leonard Laport, and George Collins have been appointed to the Board to fill vacancies created by an increase in the number of directors.

        On September 30, 1996 the Registrant filed with the Securities and Exchange Commission a current report on Form 8-K regarding the extension of the outstanding warrants to purchase 4,140,000 shares of the Company's Common Stock traded under the PDMCW symbol. The warrants were extended to October 13, 1997. In addition, the Company had elected a new Board of Directors during the September 27, 1996 Annual Stockholder's meeting comprised of Frank Leonard Laport, Chairman and CEO, Gary Lockwood, President and COO, Richard J. Staller, D.D.S. and George B. Collins, Esq.

        On January 16, 1997 the Registrant filed with the Securities and Exchange Commission a current report on Form 8-K regarding the sale of the assets of the Fairfield Dental Center practice to Drs. Barfield and Payne. The Fairfield practice, with 1995 revenues of approximately $2,000,000, represented approximately 11.9% of the total revenue of the Company. The Fairfield practice was sold for a purchase price of approximately $885,000, of which approximately $410,000 represented forgiveness of debt.

        On February 11, 1997, the Registrant filed with the Securities and Exchange Commission a current report on Form 8-K regarding the sale of the asssets of the Dental Team of Delray Beach practice to Dr. Richard Staller.
The Delray Beach practice, with 1995 revenues of approximately $859,135, represented approximately 5.1% of the total revenue of the Company. The Delray Beach practice was sold for a purchase price of approximately $200,000 in the form of forgiveness of debt.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report of Form 10-KSB for the year ended December 31, 1996, to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:                                  Princeton Dental Management Corporation

                                        By: /s/ Gary A. Lockwood
                                           ----------------------------------
                                           Gary A. Lockwood
                                           President and Director

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report of Form 10-KSB for the year ended December 31, 1996, to be signed on its behalf, by the undersigned thereunto duly authorized.

DATED:                                  Princeton Dental Management Corporation

                                        By: /s/ Frank Leonard Laport
                                           ----------------------------------
                                           Frank Leonard Laport
                                           Chairman, CEO, and Director


DATED:                                  Princeton Dental Management Corporation

                                        By: /s/ Gary A. Lockwood
                                           ----------------------------------
                                           Gary A. Lockwood
                                           President and Director


DATED:                                  Princeton Dental Management Corporation

                                        By: /s/
                                           ----------------------------------
                                           George B. Collins
                                           Director


DATED:                                  Princeton Dental Management Corporation

                                        By: /s/ Christopher D. Carlucci
                                           ----------------------------------
                                           Christopher D. Carlucci
                                           Chief Accounting Officer