Form 10QSB
period 1997-03-31
PRINCETON DENTAL MANAGEMENT CORP
filed 1997-05-14
CIK 856999

                                 MARCH 31, 1997
                                  (UNAUDITED)

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) of
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1997

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


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 10,122,323 SHARES OF THE COMPANY'S COMMON STOCK ($.0001 PAR VALUE) PER SHARE OUTSTANDING AS OF
MARCH 31, 1997.

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                 (UNAUDITED)

                                  FORM 10-QSB


                               TABLE OF CONTENTS


     PART I - FINANCIAL INFORMATION                                PAGE (S)

          CONDENSED CONSOLIDATED BALANCE SHEETS                        3-4

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                5

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW                 6

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS         7-9

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                         9-11




PART II - OTHER INFORMATION                                          11-13

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS

              ASSETS
                                                  March 31, 1997    December 31, 1996
                                                  --------------    -----------------
                                                    (Unaudited)
Current Assets:
   Cash and cash Equivalents                        $  337,085         $   185,235
   Accounts Receivable, net of allowances
    for doubtful accounts of $265,000 and
    $297,000 respectively                            1,182,277           1,170,640
   Current portion of loan receivable - affiliate        9,991               9,991
   Inventories                                         121,673             105,193
   Other Current Assets                                 90,472              95,847
                                                    ----------         -----------
       Total Current Assets                          1,741,498           1,566,906

Property and equipment, net                            966,487           1,159,524
Goodwill, net of accumulated amortization of
 $1,829,516 and $1,948,760, respectively             6,119,819           7,002,192
Loan Receivable - affiliate                              9,066              10,820
Other Assets, net                                      690,864             543,512
                                                    ----------         -----------


       Total Other Assets                            7,786,236           8,716,048




       Total Assets                                 $9,527,734         $10,282,954
                                                    ==========         ===========

                   PRINCETON DENTAL MANAGEMENT CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS



                                                      MARCH 31, 1997        DECEMBER 31, 1996
                                                      --------------        -----------------
                                                        (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Notes Payable                                         $    179,000             $    179,000
  Notes Payable to shareholders                              122,948                  122,948
  Current portion of capital lease obligations                18,036                   25,883
  Current portion of long-term debt                          715,806                  715,806
  Convertible secured debt                                 2,115,924                2,115,924
  Accounts Payable                                         1,409,633                1,442,487
  Accrued salaries and wages                                 742,077                  743,958
  Other accrued expenses                                     641,449                  583,142
                                                        ------------             ------------
       Total Current Liabilities                           5,944,873                5,929,148

Long-term debt, excluding current portion                  2,739,387                3,267,106
Capital lease obligations, excluding current portion          26,750                   38,145
                                                        ------------             ------------

       Total Liabilities                                   8,711,010                9,234,399
                                                        ------------             ------------

Shareholder's Equity:
  Series A 11.75% Cumulative Convertible
  Preferred Stock par value $1.00 per share;
  authorized shares - 1,000,000; issued and
  outstanding - 2,848 at December 31, 1996                    2,848                     2,848
  Series B Preferred Stock, par value $1.00
  per share; authorized shares - 100; issued
  and outstanding - 100 at December 31, 1996                     100                      100
  Common stock, par value $0.0001 per share;
  authorized shares - 25,000,000; issued and
  outstanding - 10,122,323 at March 31, 1997
  and December 31, 1996                                        1,012                    1,012
  Less: 309,217 shares Common Stock held
  in treasury, at cost                                      (331,771)                (331,771)

Additional Paid-In Capital                                15,107,556               15,107,556
Accumulated Deficit                                      (13,963,021)             (13,731,190)
                                                        ------------             ------------
       Net Shareholders' Equity                              816,724                1,048,555
                                                        ------------             ------------
       Total Liabilities and Stockholder's Equity       $  9,527,734             $ 10,282,954
                                                        ============             ============

                   PRINCETON DENTAL MANAGEMENT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
                                 (UNAUDITED)

                                            MARCH 31, 1997      MARCH 31, 1996
Revenue:                                    --------------      --------------
   Practice Revenue                          $  2,932,787        $  3,742,614
   Laboratory Revenue                           1,060,698             974,482
                                             ------------        ------------
       Total Revenue                         $  3,993,485        $  4,717,096
                                             ------------        ------------

Expenses:

   Practice compensation and Benefits           2,168,518           2,423,044
   Other Practice Expense                         552,134             961,258
   Cost of Laboratory Revenue & Expenses          825,772             886,287
   General Corporate Expenses                     243,138             380,110
   Depreciation and Amortization                  225,282             231,001
                                             ------------        ------------

       Total Operating Expenses                 4,014,844           4,881,700
                                             ------------        ------------


       Operating Loss                             (21,359)           (164,604)

   Loss from sale of practices                    (32,572)                -
   Interest Expense                              (190,028)           (151,512)
   Other Income                                    12,128              13,571
                                             ------------        ------------

       Net Loss                              $   (231,831)       $   (302,545)
                                             ============        ============
       Net Loss Per Share                    $      (0.02)       $      (0.04)
                                             ============        ============

       Weighted Average
       Number of Shares Outstanding            10,122,323           8,119,870
                                             ============        ============

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (UNAUDITED)

                                                         MARCH 31, 1997    MARCH 31, 1996
                                                         --------------    --------------
Operating Activities:
  Net Loss                                               $  (231,831)      $   (302,545)

  Cash Provided by (Used In) Operating Activities:
     Depreciation and Amortization                           225,282            231,001
     Loss on sale of Dental Practices                         32,572               -
     Changes in Operating Assets and Liabilities:
        Accounts Receivable                                  249,116           (257,947)
        Inventories                                          (16,480)             2,076
        Other Current Assets                                   5,375            (34,222)
        Accounts Payable                                     (83,806)           204,517
        Accrued Expenses                                      56,426            373,220
                                                         -----------       ------------
  Net Cash Provided by Operating Activities                  236,654            216,100
                                                         -----------       ------------

  Cash Provided by (Used In) Investing Activities:
      Other Assets                                            17,648                -
      Proceeds from notes receivable                           1,754                -
      Purchase of property and equipment - Net               (32,245)           (47,899)
      Proceeds from sales of Dental Practices                475,000                -
                                                         -----------       ------------
  Net Cash Provided by (Used In) Investing Activities        462,157            (47,899)
                                                         -----------       ------------

  Cash Provided by (Used In) Financing Activities:
      Principal payments on capital lease obligations        (19,242)           (12,388)
      Principal payments on notes payable                        -                1,958
      Principal payments on long term debt and
        notes payable to shareholders                       (527,719)           (83,099)
                                                         -----------       ------------
  Net Cash Used in Financing Activities                     (546,961)           (93,529)
                                                         -----------       ------------

  Increase in Cash and Cash Equivalents                      151,850             74,672

  Cash and Cash Equivalents at beginning of period           185,235            124,872
                                                         -----------       ------------
  Cash and Cash Equivalents at end of period             $   337,085       $    199,544
                                                         ===========       ============

                   PRINCETON DENTAL MANAGEMENT CORPORATION
                 NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                               MARCH 31, 1997
                                 (UNAUDITED)

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


Note 3 - FINANCING AGREEMENT

1. On April 22, 1996, the Company entered into a financing arrangement pursuant to which the Company issued Convertible Debt (the Convertible Debt) to Amsterdam Equities Limited in the amount of $2,483,620 and 3,599.77 shares of Series A 11.75% Cumulative Convertible Preferred Stock (the Preferred Stock) to Amsterdam Equities Limited (195 shares), Frank Leonard Laport (1,904.77 shares), and Beverly Trust Company, as custodian for the Frank Leonard Laport Rollover Individual Retirement Account No. 75-49990 (1,500 shares) (collectively, the Investor Group). The Convertible Debt and Preferred Stock replaced indebtedness of the Company at April 22, 1996, in the amount of $1,976,700 incurred under that certain letter agreement dated December 7, 1994 ( the Letter Agreement) and that certain Secured Revolving Demand Note dated January 27, 1995 (the Secured Note). Under the terms of the Convertible Debt and Preferred Stock Agreements (also referred to herein collectively as the Financing Arrangement) the Investor Group may lend additional funds, in increments to be determined solely by the Investor Group. The funds may be used by the Company subject to the approval of the Investor Group, to fund certain acquisitions. The Convertible Debt and Preferred Stock will bear interest and have a coupon rate, respectively of 11.75%, plus the payment of any withholding taxes which may be due and owing with respect to any person which is a foreign entity. Payments on the Convertible Debt/Preferred Stock are interest only due in quarterly installments which were to begin in September 1996. The Convertible Debt/Preferred Stock has a maturity of seven years from the date of closing, subject to acceleration in the event of a default. Subsequent to September 30, 1996 the Company was unable to pay the interest only requirements of the Convertible Debt and Preferred Stock Agreements, therefore, effective October 1, 1996 until the accrued interest is paid, interest will accrue at the default rate of 21.75%. The accrued interest on the Convertible Debt/Preferred Stock totaled approximately $376,598 at March 31, 1997.

                   PRINCETON DENTAL MANAGEMENT CORPORATION
                 NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                               MARCH 31, 1997
                                 (UNAUDITED)



In addition to the amounts owed under the Letter Agreement and the Secured Note, the terms of the Convertible Debt and Preferred Stock Agreements called for the conversion of 291,667 shares of the Company's Regulation D stock held by the Investor Group into $350,000 of Convertible Debt and Preferred Stock. The shares of common stock redeemed are being held in treasury at March 31, 1997.

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

                   PRINCETON DENTAL MANAGEMENT CORPORATION
                 NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                               MARCH 31, 1997
                                 (UNAUDITED)




2. In August 1996, the Company entered into a Letter Agreement by and among the Company; Dr. Charles R. Mitchell, a former President of the Company; Stratum Management, Inc., a former consultant to the Company; John H. Hagan, a former director of the Company; Dr. Seymour Kessler, a former director of the Company; and Amsterdam Equities Limited, Frank Leonard Laport, and Beverly Trust Company, as Custodian of the Frank Leonard Laport Rollover Individual Retirement Account No. 75-49990, each members of the Investor Group. Under the Letter Agreement, which became effective on August 9, 1996, the Series B Preferred Stock previously referred to in the Convertible Debt Agreement executed by the Company on April 22, 1996 was amended to be immediately effective and Class B Preferred Stock was immediately issued to Amsterdam.

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



ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 1996.

Results of Operations

Revenue for the three month period ended March 31, 1997 was $3,993,485 compared with $4,717,096 for the three month period ended March 31, 1996, a decrease of $723,611. The change in revenue is due primarily to the sale of two dental practices.

Operating expenses decreased $866,856 to $4,014,844 for the three month period ended March 31, 1997 from $4,881,700. This decrease is due in large part to the sales of the Fairfield and Delray dental practices.

Interest expense increased $38,516 to $190,028 for the three month period ended March 31, 1997 versus $151,512 incurred in the comparable three month period last year. The increase is primarily the result of interest accruing on the Convertible Debt and Preferred Stock Agreements at the default rate.

                   PRINCETON DENTAL MANAGEMENT CORPORATION
                 NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                               MARCH 31, 1997
                                 (UNAUDITED)


The net loss for the three month period ended March 31,1997 of $231,831 is primarily the result of the loss from the sale of the two dental practices, interest expense, and depreciation and amortization. The net loss decreased by $70,714, showing an improvement from the three month period ended March 31, 1996. Losses from operations are attributable to an increase in the overall cost of providing dental services and expanding the patient base to include more specialty services as well as the production cost within the laboratory division.

Financial Condition

Changes in the Company's financial condition at March 31, 1997 as compared with December 31, 1996 resulted primarily from the sale of two dental practices during the three month period ended March 31, 1997. The Company's current revenue base is insufficient to cover the costs of providing the dental services, overhead costs, and debt service requirements. During the three months ended March 31, 1997, the Company funded its losses from operations primarily through funds received from the sale of Fairfield Dental Center of approximately $475,000. The sale of the Dental Team of Delray Beach was exclusively forgiveness of debt. The Company recognized no cash from the sale of the Delray Beach practice.

During the first quarter of 1997, the Company arranged payment terms with several of it's suppliers. Certain larger suppliers have ceased extending credit and are filling orders on a C.O.D. basis or a very limited credit terms basis. One of the Company's largest suppliers has temporarily discontinued shipping supplies and providing services until a mutually agreed upon plan is put into place to reduce the outstanding balances. Negotiations are proceeding forward with these suppliers, however, the company can give no assurances as to whether or not a mutually agreed upon plan can be established with each of them.

Given the Company's recurring losses from operations, the significant working capital deficits, the uncertainty in obtaining additional funding to provide working capital in the short term, and the current situation with the Company's vendors, doubt has been raised as to the entity's ability to continue as a going concern.

The Company is currently in the process of developing revenue enhancement programs in both the dental practice segment as well as the laboratory segment. In addition, the Company is also working to improve the operating results of the various operations by reducing the costs of patient services including the reduction in payroll. The Company has begun steps to reduce general and administrative expenses. However, the Company can make no assurances in regards to the results of these programs.

In addition, the Company is in the process of negotiating the sale of one of its dental practices in Pennsylvania and is formulating a plan to sell other dental practices. These sales would provide significant working capital. The Company can make no assurances as to whether or not these sales will be consummated.

During the first and second quarters of 1996, the Company did not deposit certain state payroll tax liabilities totaling approximately $53,000. The Company has filed the state payroll tax returns for the first and second quarters of 1996. Management is currently negotiating with the State to pay the payroll obligations in monthly installments and to abate penalties associated with the late payment. These negotiations are under review by state authorities.

                   PRINCETON DENTAL MANAGEMENT CORPORATION
                 NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                               MARCH 31, 1997
                                 (UNAUDITED)


In addition, during 1994 the Company did not make certain federal payroll tax deposits on a timely basis and is in the process of negotiating with the IRS to abate penalties associated with these late filings. The payroll deposits and all outstanding payroll tax returns have been filed as of January, 1997.

The Company has made tax liability and penalty interest payments in the amount of $43,000. Management has provided a reserve of approximately $60,000 for the state tax liability and penalties and $70,000 to cover the IRS penalties should the IRS ruling be unfavorable. Management believes these reserves are sufficient to cover these obligations.


Liquidity and Capital Resources

As of March 31, 1997, the Company had a working capital deficit of $4,203,375 and a financial accumulated deficit of $13,963,021. Goodwill and other intangibles comprise approximately 64% of total assets, leaving tangible assets of approximately $3,407,915 and negative tangible net worth of approximately $5,303,095.

During the three month period ended March 31, 1997, the Company's cash and cash equivalents increased $151,850. Cash provided by operations was $236,654, resulting primarily from the Company's decrease in accounts receivable, which can be attributed to the sale of the dental practices, accounts payable, and accrued expenses. These operations were partially offset by depreciation and amortization of $225,282.

Investing activities provided $462,157 of cash, primarily related to the sale of the two dental practices. Cash of $546,961 was used in financing activities, primarily as a result of the extingushment of debt principal payments of $527,719, and principal payments on capital lease obligations and notes payable in the amount of $19,242.

As disclosed in Note 3, the Company's primary source of outside financing is from the Investor Group. Given the Company's working capital deficit and negative tangible net worth, the Company is heavily reliant on the Investor Group's financing to continue the Company's expansion plans and to a larger extent, provide working capital to fund the operations. The Company can make no assurances the Company will be able to meet the requirements to obtain the additional financing in the increments required. In fact, given the performance of the Company for the three months ended March 31, 1997, these requirements have not be met and additional funding would only be obtained if the Investor Group waived or restructured certain portions of the Convertible Debt Agreement.



PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         a) On October 16, 1996, the Company was sued for $160,000 by Romajo Partners Limited Partnership, a Partnership controlled by Dr. Seymour Kessler, a former director of the Company. The Company intends to vigorously contest the suit.

         b) The Company is involved in a number of other legal proceedings related to malpractice, worker's compensation, general employment and contract disputes all in various stages of proceedings, most of which will be covered by insurance.

                   PRINCETON DENTAL MANAGEMENT CORPORATION
                 NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                               MARCH 31, 1997
                                 (UNAUDITED)




Item 5.  Other Information

         On November 6, 1996, NASDAQ approved, subject to public comment, certain modifications to the listing criteria on the NASDAQ System. These proposed modifications were extensive, and included a proposal that a company whose minimum bid price fell below $1.00 for a period of time could, in certain circumstances, be delisted. These proposed modifications are currently in the process of examination by the Securities and Exchange Commission for final approval. The Company's minimum bid price is currently below $1.00, and the Company can make absolutely no assurances regarding the final outcome of these proposed modifications to the listing criteria on the NASDAQ System or the impact which such modifications could have on the Company's continued listing on the NASDAQ System. The Company has been advised that it is presently not in compliance with NASDAQ listing requirements, and, absent changes in Company operations, may, under certain circumstances, be delisted.


Item 6.  Exhibits and Reports on Form 8-K

         a. Exhibits

         The following documents are filed as an exhibit to this Report:


            (10.51) Letter Agreement dated February 4, 1997 between Dr. Richard Staller and the Registrant regarding the sale of the assets of the Dental Team of Delray Beach. (Incorporated by reference to Exhibit
            10.51 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1996 filed with the Commission on March 31, 1997)

            (10.52) Letter Agreement effective as of January 10, 1997 by and among the Registrant and Drs. Barfield and Payne regarding the sale of the assets of the Fairfield Dental Center practice. (Incorporated by reference to Exhibit 10.51 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1996 filed with the Commission on March 31, 1997)

                   PRINCETON DENTAL MANAGEMENT CORPORATION
                 NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                               MARCH 31, 1997
                                 (UNAUDITED)



         b. Reports on Form 8-K

            The Registrant filed the following Form 8-Ks during the period from January 1, 1997 through March 31, 1997:


            1) On January 16, 1997 the Registrant filed with the Securities and Exchange Commission a current report on Form 8-K regarding the sale of the assets of the Fairfield Dental Center practice to Drs. Barfield and Payne. The Fairfield practice, with 1995 revenues of approximately $2,000,000, represented approximately 11.9% of the total revenue of the Company. The Fairfield practice was sold for a purchase price of approximately $885,000, of which approximately $410,000 represented forgiveness of debt.

            2) On February 11, 1997, the Registrant filed with the Securities and Exchange Commission a current report on Form 8-K regarding the sale of the assets of the Dental Team of Delray Beach practice to Dr. Richard Staller. The Delray Beach practice, with 1995 revenues of approximately $859,135, represented approximately 5.1% of the total revenue of the Company. The Delray Beach practice was sold for a purchase price of approximately $200,000 in the form of forgiveness of debt.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report of Form 10-QSB for the quarter ended March 31, 1997, to be signed on its behalf, by the undersigned there unto duly authorized.



DATED:                              Princeton  Dental Management Corporation



                                    By:     /s/ Gary A. Lockwood
                                         --------------------------------
                                         Gary A. Lockwood
                                         President and Chief Operating Officer

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report of Form 10-QSB for the quarter ended March 31, 1997, to be signed on its behalf, by the undersigned there unto duly authorized.



DATED:                                Princeton  Dental Management Corporation



                                      By:  /s/ Christopher D. Carlucci
                                          ------------------------------
                                          Christopher D. Carlucci
                                          Secretary and
                                          Chief Accounting Officer