Form 10QSB
period 1997-06-30
PRINCETON DENTAL MANAGEMENT CORP
filed 1997-08-12
CIK 856999

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

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


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 10,122,323 SHARES OF THE COMPANY'S COMMON STOCK ($.0001 PAR VALUE) PER SHARE OUTSTANDING AS OF
JUNE 30, 1997.

                    PRINCETON DENTAL MANAGEMENT CORPORATION

                                  FORM 10-QSB


                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                  PAGE (S)


     CONDENSED CONSOLIDATED BALANCE SHEETS                        3-4

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS               5

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW                6

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS         7-9

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS                         9-11



PART II - OTHER INFORMATION                                     11-15

                   PRINCETON DENTAL MANAGEMENT CORPORATION
                    Condensed Consolidated Balance Sheets
    For Six Months Ending June 30, 1997 and Year Ending December 31, 1996



                 ASSETS                              June 30, 1997        December 31, 1996
                                                     -------------        -----------------
                                                      (Unaudited)
Current Assets:

     Cash and cash Equivalents                         $   512,838         $   185,235
     Accounts Receivable, net of allowances
       for doubtful accounts of $301,336 and
       $265,000 respectively                             1,040,799           1,170,640
     Current portion of loan receivable - affiliate          9,991               9,991
     Inventories                                           122,421             105,193
     Other Current Assets                                   93,754              95,847
                                                       -----------         -----------

          Total Current Assets                           1,779,803           1,566,906


Property and equipment, net                                810,957           1,159,524
Goodwill, net of accumulated amortization of
  $1,880,295 and $1,829,516, respectively                5,723,273           7,002,192
Loan Receivable - affiliate                                  6,416              10,820
Other Assets, net                                          934,276             543,512
                                                       -----------         -----------

          Total Other Assets                             7,474,922           8,716,048
                                                       -----------         -----------






          Total Assets                                 $ 9,254,725         $10,282,954
                                                       ===========         ===========

                   PRINCETON DENTAL MANAGEMENT CORPORATION
                    Condensed Consolidated Balance Sheets
    For Six Months Ending June 30, 1997 and Year Ending December 31, 1996


  LIABILITIES AND SHAREHOLDER'S EQUITY               June 30, 1997         December 31, 1996
                                                     -------------         -----------------
                                                      (Unaudited)

Current Liabilities:
     Notes Payable                                      $     85,689         $    179,000
     Notes Payable to shareholders                           122,948              122,948
     Current portion of capital lease obligations             18,036               25,883
     Current portion of long-term debt                       715,806              715,806
     Convertible secured debt                              2,115,924            2,115,924
     Accounts Payable                                      1,225,810            1,442,487
     Accrued salaries and wages                              665,273              743,958
     Other accrued expenses                                  838,652              583,142
                                                        ------------         ------------
          Total Current Liabilities                        5,788,138            5,929,148

Long-term debt, excluding current portion                  2,432,867            3,267,106
Capital lease obligations, excluding current portion          24,277               38,145
                                                        ------------         ------------
          Total Liabilities                                8,245,282            9,234,399
                                                        ------------         ------------
Shareholder's Equity:
     Series A 11.75% Cumulative Convertible
      Preferred Stock par value $1.00 per share;
      authorized shares - 1,000,000; issued and
      outstanding - 2,848 at December 31, 1996                 2,848                2,848
     Series B Preferred Stock, par value $1.00
      per share; authorized shares - 100; issued
      and outstanding - 100 at December 31, 1996                 100                  100
     Common stock, par value $0.0001 per share;
      authorized shares - 25,000,000; issued and
      outstanding - 10,122,323 at March 31, 1997
      and December 31, 1996                                    1,012                1,012
     Less: 309,217 shares Common Stock held
      in treasury, at cost                                  (331,771)            (331,771)

     Additional Paid-In Capital                           15,107,556           15,107,556
     Accumulated Deficit                                 (13,770,302)         (13,731,190)
                                                        ------------         ------------
          Net Shareholders' Equity                         1,009,443            1,048,555
                                                        ------------         ------------
          Total Liabilities and Stockholders' Equity    $  9,254,725         $ 10,282,954
                                                        ============         ============

                   PRINCETON DENTAL MANAGEMENT CORPORATION
               Condensed Consolidated Statements of Operation
                                 (Unaudited)


                                                      Three Months Ended                   Six Months Ended
                                                            June 30                             June 30
Revenue:                                            1997              1996               1997              1996
                                                    ----              ----               ----              ----
     Practice Revenue                           $ 2,656,539        $3,696,578         $ 5,589,326        $ 7,439,193
     Laboratory Revenue                           1,100,787         1,013,830           2,161,485          1,988,311
                                                -----------        ----------         -----------        -----------
          Total Revenue                         $ 3,757,326        $4,710,408         $ 7,750,811        $ 9,427,504
                                                -----------        ----------         -----------        -----------

Expenses:

     Practice compensation and Benefits           1,829,361         2,543,628           3,997,879          4,966,673
     Other Practice Expense                         536,731           971,867           1,088,865          1,932,607
     Cost of Laboratory Revenue & Expenses          894,723         1,017,142           1,720,495          1,903,430
     General Corporate Expenses                     162,119           615,584             405,257            996,212
     Depreciation and Amortization                  138,043           256,250             363,325            487,251
                                                -----------        ----------         -----------        -----------

          Total Operating Expenses                3,560,977         5,404,471           7,575,821         10,286,173
                                                -----------        ----------         -----------        -----------

          Operating Gain/(Loss)                     196,349          (694,063)            174,990           (858,669)

     Gain from sale of practices & laboratory       246,526                 0             213,954                  0
     Interest Expense                              (258,411)         (158,674)           (448,439)          (309,486)
     Other Income                                     7,798            12,319              19,926             25,190
                                                -----------        ----------         -----------        -----------

          Net Income (Loss)                     $   192,262        $ (840,418)        $  (39,569)        $(1,142,965)
                                                ===========        ==========         ==========         ===========

          Net Loss Per Share                    $      0.02        $    (0.10)        $    (0.00)        $     (0.14)
                                                ===========        ==========         ==========         ===========

          Weighted Average
           Number of Shares Outstanding          10,122,323         8,169,870         10,122,323           8,169,870

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                 Condensed Consolidated Statements of Cash
             For the Six Month Period Ending June 30, 1997 and 1996
                                  (Unaudited)


                                                            June 30, 1997      June 30, 1996
                                                            -------------      -------------
Operating Activities:
     Net Loss                                                $ (39,569)       $(1,142,965)

    Cash Provided by (Used In) Operating Activities:
          Depreciation and Amortization                        363,325            487,251
          Gain on sale of Dental Practices                    (213,954)             1,410
          Provision for Bad Debts                                    -            119,000
          Stock redemption price in excess of market                 -             18,229
          Issuance of stock under Incentive Stock Bonus Plan         -             70,750
          Changes in Operating Assets and Liabilities:
               Accounts Receivable                            (132,792)          (354,364)
               Inventories                                     (27,075)              (681)
               Other Current Assets                              2,093             89,239
               Accounts Payable                               (197,198)           574,497
               Accrued Expenses                                193,107            354,925
                                                             ---------        -----------
     Net Cash Used In Operating Activities                     (52,063)           217,291
                                                             ---------        -----------

    Cash Provided by (Used In) Investing Activities:
          Debt Issuance Costs                                        -            (27,819)
          Other Assets                                          15,613                  -
          Proceeds from notes receivable                         4,404                  -
          Purchase of property and equipment - Net             (41,560)          (117,275)
          Proceeds from sale of Dental Practices               710,000                  -
                                                             ---------        -----------
     Net Cash Provided by Investing Activities                 688,457           (145,094)
                                                             ---------        -----------

    Cash Provided by (Used In) Financing Activities:
          Proceeds from issuance of long-term debt                   0             31,826
          Principal payments on capital lease obligations      (21,715)           (21,081)
          Principal payments on notes payable                  (93,311)           (18,835)
          Principal payments on long term debt and
            notes payable to shareholders                     (193,765)          (154,806)
                                                             ---------        -----------
     Net Cash Used In Financing Activities                    (308,791)          (162,896)
                                                             ---------        -----------

     Increase in Cash and Cash Equivalents                     327,603            (90,699)

     Cash and Cash Equivalents at beginning of period          185,235            124,872
                                                             ---------        -----------

     Cash and Cash Equivalents at end of period              $ 512,838        $    34,173
                                                             =========        ===========

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                 Notes to the Consolidated Financial Statements
                                 June 30, 1997
                                  (Unaudited)



Note 1 - SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed by Princeton Dental Management Corporation (the Company) for quarterly financial reporting purposes are the same as those disclosed in the Company's annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the information presented.

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

Note 3 - FINANCING AGREEMENT

1. On April 22, 1996, the Company entered into a financing arrangement pursuant to which the Company issued Convertible Debt (the Convertible Debt) to Amsterdam Equities Limited in the amount of $2,483,620 and 3,599.77 shares of Series A 11.75% Cumulative Convertible Preferred Stock (the Preferred Stock) to Amsterdam Equities Limited (195 shares), Frank Leonard Laport (1,904.77 shares), and Beverly Trust Company, as custodian for the Frank Leonard Laport Rollover Individual Retirement Account No. 75-49990 (1,500 shares) (collectively, the Investor Group). The Convertible Debt and Preferred Stock replaced indebtedness of the Company at April 22, 1996, in the amount of $1,976,700 incurred under that certain letter agreement dated December 7, 1994 (the Letter Agreement) and that certain Secured Revolving Demand Note dated January 27, 1995 (the Secured Note). Under the terms of the Convertible Debt and Preferred Stock Agreements (also referred to herein collectively as the Financing Arrangement) the Investor Group may lend additional funds, in increments to be determined solely by the Investor Group. The Convertible Debt and Preferred Stock were initially to bear interest and have a coupon rate, respectively of 11.75%, plus the payment of any withholding taxes which might be due and owing with respect to any person which is a foreign entity.
Payments on the Convertible Debt/Preferred Stock were interest only due in quarterly installments which were to begin in September 1996. The Convertible Debt/Preferred Stock originally had a maturity of seven years from the date of closing, subject to acceleration in the event of a default. Subsequent to September 30, 1996 the Company was unable to pay the interest only requirements of the Convertible Debt and Preferred Stock Agreements, therefore, effective October 1, 1996 until the accrued interest is paid, interest began to accrue at the default rate of 21.75%. The accrued interest on the Convertible Debt/Preferred Stock totaled approximately $563,112 at June 30, 1997.

Pursuant to that certain Modification Agreement ("Modification Agreement") entered into between the Investor Group and the Company and dated as of July 1, 1997, the Investor Group has agreed, conditioned upon continued listing by the Company on the Nasdaq SmallCap Market and similar concessions by another significant Company creditor, to waive all accumulated and ongoing interest and/or dividends on the Convertible Debt/Preferred Stock for the period from January 1, 1997 through December 31, 1997 (see Item 5 and Exhibit 10.55).

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                 Notes to the Consolidated Financial Statements
                                 June 30, 1997
                                  (Unaudited)



Assuming this waiver continues through December 31, 1997, this waiver on the part of the Investor Group will result in a total savings to the Company in excess of $700,000.

In addition to the amounts owed under the Letter Agreement and the Secured Note, the terms of the Convertible Debt and Preferred Stock Agreements called for the conversion of 291,667 shares of the Company's Regulation D stock held by the Investor Group into $350,000 of Convertible Debt and Preferred Stock. The shares of common stock redeemed are being held in treasury at June 30, 1997.

An additional provision of the Convertible Debt and Preferred Stock Agreements included the payment of $300,000 as a closing fee and required the Company to reimburse the legal fees and costs and expenses of the Investor Group in connection with the negotiation and the closing of the transaction which totaled $216,897. The closing fees and reimbursement of the costs and expenses were payable in the form of Convertible Debt and Preferred Stock. In total, the Company incurred costs of $544,716 in connection with the refinancing which has been capitalized and will be amortized over a period of seven years or until the Convertible Debt/Preferred Stock is called.

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

The Convertible Debt and Preferred Stock may be converted into the common stock of the Company, at the sole option of the Investor Group, at various conversion rates as set forth in the conversion formula contained in the Convertible Debt and Preferred Stock Agreements. Conversion pursuant to such conversion formula would result in a conversion price per share of the Company's common stock below present market levels. If the Investor Group were to convert all outstanding Convertible Debt and Preferred Stock at the present time, the conversion would result in the issuance to the Investor Group of a majority interest representing in excess of Fifty Percent (50.0%) of the issued and outstanding shares of the Company's common stock (assuming full conversion and anti-dilution).

In addition, pursuant to the terms of the Financing Arrangement, the Company issued to the holders of the Convertible Debt and the Preferred Stock a series of default warrants to purchase an aggregate of 4,125,000 shares of common stock at an exercise price of $0.10 per share. The Investor Group could exercise the warrants only upon the occurrence of an event of default under the terms of the Financing Arrangement or upon the failure by the Company to achieve certain minimum financial goals of net income of at least one dollar in the fiscal year ending December 31, 1996, and net income at least equal to 60% of the dollar amount of Convertible Debt of the Company outstanding at the end of 1997 for the fiscal year ending December 31, 1997, increased by 10% each year thereafter, compounded, plus 60% of the additional Convertible debt outstanding at the end of such year over the immediately preceding year. The Company has been in ongoing default under the Financing Arrangement and the stated financial goals have not been met, and, accordingly, these default warrants have been capable of being exercised by the Investor Group upon payment of the exercise price of $412,500 in the aggregate since January 1, 1997. The cumulative effect of the issuance of shares pursuant to the default warrants to the Investor Group and the conversion of the outstanding Convertible Debt/Preferred Stock could result in ownership by the Investor Group of up to 75% of the Company's total issued and outstanding common stock. To date, the Investor Group has taken no steps to exercise these default warrants.

Pursuant to the Modification Agreement, and as an absolute pre-condition to the waiver by the Investor Group of all accumulated and ongoing interest and/or dividends on the Convertible Debt/Preferred Stock

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                 Notes to the Consolidated Financial Statements
                                 June 30, 1997
                                  (Unaudited)


for the period from January 1, 1997 through December 31, 1997 (see Item 5 and
Exhibit 10.55), the Company agreed to reduce the exercise price of the default warrants from $0.10 per share to $0.01 per share effective as of July 1, 1997. This modification effectively reduces the aggregate exercise price of $412,000 for the default warrants to an aggregate exercise price of $41,200 (not accounting for any adjustments due to changes in the total issued and outstanding shares of the Company's common stock).

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

Results of Operations

Revenue for the six month period ended June 30, 1997 was $7,750,811 compared with $9,427,504 for the six month period ended June 30, 1996, a decrease of $1,676,693. The change in revenue is due primarily to the sale of three dental practices and one dental laboratory. Operating expenses decreased $2,710,352 to $7,575,821 for the six month period ended June 30, 1997 from $10,286,173 for the six month period ended June 30, 1996. This decrease is due in large part to the sales of the practices and dental laboratory, as well as several cost cutting measures related to compensation, benefits, and various other practice expenses.

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                 Notes to the Consolidated Financial Statements
                                 June 30, 1997
                                  (Unaudited)



Interest expense increased $138,953 to $448,439 for the six month period ended June 30, 1997 versus $309,486 incurred in the comparable three month period last year. The increase is primarily the result of interest accruing on the Convertible Debt and Preferred Stock Agreements at the default rate. As indicated in Item 5, it is anticipated that the Modification Agreement and the Allonge (see Exhibits 10.55 and 10.56) will have an ongoing material positive effect upon the Company's interest expense.

The net loss decreased by $1,103,396 from $1,142,965 for the six month period ended June 30, 1996, to $39,569 for the six month period ended June 30, 1997. The net loss for the six month period ended June 30,1997 of $39,569 shows substantial improvement over the prior year six month period ended June 30, 1996, primarily as a result of significant improvement in operations, the gain from the sale of Century Dental Center, Mason Dental Southeast / Renaissance Dental Studio, a reduction of the depreciation based on the sales of three dental practices, and a dental laboratory, and a reduction of the monthly amortization based on the write down of goodwill at December 31, 1996. Losses from operations are attributable to an increase in the overall cost of providing dental services and expanding the patient base to include more specialty services as well as the production cost within the laboratory division.

Financial Condition

Changes in the Company's financial condition at June 30, 1997 as compared with December 31, 1996 resulted primarily from a general improvement in operations and the sale of three dental practices and a dental laboratory during the six month period ended June 30, 1997. During the six months ended June 30, 1997, the Company realized significant proceeds from the sale of Fairfield Dental, Center Century Dental Center, and Mason Dental Southeast / Renaissance
Dental Studio. The sale of the Dental Team of Delray Beach was exclusively forgiveness of debt. The Company recognized no cash from the sale of the Delray Beach practice.

During the first and second quarters of 1997, the Company arranged payment terms with several of its suppliers. Those suppliers have once again begun extending standard credit terms, and orders are no longer shipped on a C.O.D. basis. One of the Company's largest suppliers has begun shipping supplies and providing services based on a mutually agreed upon plan that has been put into place to reduce the outstanding balances.

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

In addition, the Company has sold its dental practices in Pennsylvania and its dental laboratory in Florida. These sales are consistent with the Company's long-term business plans and should generally have a positive impact upon operations. No additional sales have been contemplated at this time.

During the first and second quarters of 1996, the Company did not deposit certain state payroll tax liabilities totaling approximately $53,000. The Company filed the state payroll tax returns for the first and second quarters of 1996 during the first quarter of 1997. Management is currently negotiating with the State to abate penalties associated with the late payment. These negotiations are under review by state authorities.

In addition, during 1994 the Company did not make certain federal payroll tax deposits on a timely basis. The payroll deposits and all outstanding payroll tax returns have been filed as of January, 1997.

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                 Notes to the Consolidated Financial Statements
                                 June 30, 1997
                                  (Unaudited)


Management has provided a reserve of approximately $60,000 for the state tax penalties and $70,000 to cover any IRS penalties. Management believes these reserves are sufficient to cover these obligations.


Liquidity and Capital Resources

As of June 30, 1997, the Company had a working capital deficit of $4,008,335 and a financial accumulated deficit of $13,770,302. Goodwill and other intangibles comprise approximately 62% of total assets, leaving tangible assets of approximately $3,531,452 and negative tangible net worth of approximately $4,713,830.

During the six month period ended June 30, 1997, the Company's cash and cash equivalents increased $327,603. Cash used in operations was $52,063, resulting primarily from the Company's decrease in accounts receivable, which can be attributed to the sale of the dental practices, accounts payable, and accrued expenses. These operations were partially offset by depreciation and amortization of $363,325.

Investing activities provided $688,457 of cash, primarily related to the sale of the dental practices and laboratory. Cash of $308,791 was used in financing activities, primarily as a result of the extinguishment of debt and principal payments on capital lease obligations and notes payable in the amount of $21,715.

As disclosed in Note 3, the Company's primary source of outside financing is from the Investor Group. Given the Company's working capital deficit and negative tangible net worth, the Company is heavily reliant on the Investor Group's financing to continue the Company's expansion plans and to a larger extent, provide working capital to fund the operations. As indicated in Item 5, the Company has reached agreement with the Investor Group as to a temporary waiver of interest.

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                 Notes to the Consolidated Financial Statements
                                 June 30, 1997
                                  (Unaudited)



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      a) On October 16, 1996, the Company was sued for $160,000 by Romajo Partners Limited Partnership, a Partnership controlled by Dr. Seymour Kessler, a former director of the Company. The Company intends to vigorously contest the suit and, in connection with this litigation, has brought various counterclaims against Dr. Kessler and has joined certain other individuals as parties to such litigation, including Dr. Charles Mitchell, a former officer and director of the Company.

      b) The Company is involved in a number of other legal proceedings related to malpractice, worker's compensation, general employment and contract disputes all in various stages of proceedings, most of which will be covered by insurance.


Item 5.  Other Information

      1. Effective as of August 4, 1997, the Board of Directors approved an extension of the expiration date of those warrants issued pursuant to that certain Warrant Agreement dated April 15, 1992 between Princeton Dental Management Corporation and Continental Stock Transfer & Trust Company for a period of twelve (12) months, from October 13, 1997 through October 12, 1998.

      2. Effective as of July 1, 1997, the Company entered into that certain Modification Agreement with the Investor Group. Pursuant to the Modification Agreement, the Investor Group agreed, conditioned upon continued listing by the Company on the Nasdaq SmallCap Market and similar concessions by another significant Company creditor, to waive all accumulated and ongoing interest and/or dividends on the Convertible Debt/Preferred Stock for the period from January 1, 1997 through December 31, 1997 (see Exhibit 10.55). Assuming this waiver continues through December 31, 1997, this waiver on the part of the Investor Group will result in a total savings to the Company of in excess of $700,000. Pursuant to the Modification Agreement, and as an absolute pre-condition to the waiver by the Investor Group of all accumulated and ongoing interest and/or dividends on the Convertible Debt/Preferred Stock for the period from January 1, 1997 through December 31, 1997 (see Exhibit 10.55), the Company agreed to reduce the exercise price of the default warrants from $0.10 per share to $0.01 per share effective as of July 1, 1997. This Modification effectively reduces the exercise price for the default warrants from an aggregate exercise price of $412,000 to an aggregate exercise price of $41,200 (not accounting for any adjustments due to changes in the total issued and outstanding shares of the Company's common stock).

      3. Effective as of July 1, 1997, the Company, Mason Dental Midwest, Inc. and the constituent shareholders ("Constituent Shareholders") of the Delaware corporation formally known as Mason Dental, Inc. entered into that certain Allonge and Fourth Amendment to Acquisition Promissory Note ("Allonge"). Pursuant to the Allonge, the Constituent Shareholders agreed, conditioned upon continued listing by the Company on the Nasdaq SmallCap Market and similar concessions by the Investor Group (see Exhibit 10.55 and 10.56), to waive all ongoing interest that might be due pursuant to the Acquisition Promissory Note (as such term is defined in the Allonge) for the period from July 1, 1997 through June 30, 1998 (see Exhibit 10.56). Assuming this waiver continues

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                 Notes to the Consolidated Financial Statements
                                 June 30, 1997
                                  (Unaudited)


           through June 30, 1998, this waiver on the part of the Constituent Shareholders will result in a total savings to the Company of in excess of $120,000.

      4. Previously, the Board of Directors of the Company had announced that, effective as of June 1, 1997, the Company had sold the assets comprising the Mason Dental Southeast, Inc. / Renaissance Dental Studio to Mr. Lawrence Ceraulo, individually and doing business as Certex Dental Studio. The Mason Dental Southeast, Inc. / Renaissance Dental Studio, with 1996 revenues of approximately $390,000, represented approximately 2.2% of the total revenue of the Company, and has represented a loss in 1996 to the company. The Mason Dental Southeast, Inc. / Renaissance Dental Studio was sold for $92,096 in the form of a short-term note; an additional short-term note payable to purchase supplies in the amount of $9,847; and an assumption of an existing note payable of $18,372. The sale of Mason Dental Southeast, Inc. / Renaissance Dental Studio was a profitable transaction for the Company, in the amount of approximately $49,000.

           Pursuant to the terms of the Company's agreement with Mr. Lawrence Ceraulo, individually and d/b/a Certex Dental Studio, Mr. Ceraulo was required to make payment in full of all amounts due and owing under the acquisition notes as of July 15, 1997. Mr. Ceraulo has made payments of approximately $9,200, but approximately $100,000 remains due and owing from Mr. Ceraulo. The Company has agreed to extend the term of the acquisition notes through July, 1998, on terms advantageous to the Company (see Exhibit 10.57).

      5. On November 6, 1996, NASDAQ approved, subject to public comment, certain modifications to the listing criteria on the NASDAQ System. These proposed modifications were extensive, and included a proposal that a company whose minimum bid price fell below $1.00 for a period of time could, in certain circumstances, be delisted. These proposed modifications are currently in the process of examination by the Securities and Exchange Commission for final approval. The Company's minimum bid price is currently below $1.00, and the Company can make absolutely no assurances regarding the final outcome of these proposed modifications to the listing criteria on the NASDAQ System or the impact which such modifications could have on the Company's continued listing on the NASDAQ System. The Company has been advised that it is presently not in compliance with NASDAQ listing requirements, and, absent changes in Company operations, may, under certain circumstances, be delisted from the Nasdaq SmallCap Market.


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

            (10.52) Letter Agreement effective as of January 10, 1997 by and among the Registrant and Drs. Barfield and Payne regarding the sale of the assets of the Fairfield Dental

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                 Notes to the Consolidated Financial Statements
                                 June 30, 1997
                                  (Unaudited)


            Center practice. (Incorporated by reference to Exhibit 10.51 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1996 filed with the Commission on March 31, 1997)

            (10.53) Agreement effective as of May 20, 1997 by and among the Registrant and Valley Forge Dental Associates regarding the sale of the assets of the Century Dental Center practice.

            (10.54) Letter Agreement effective as of June 1, 1997 by and among the Registrant and Mr. Larry Ceraulo d/b/a Certex Dental Studio regarding the sale of the assets comprising Mason Dental Southeast, Inc. and Renaissance Dental Studio.

            (10.55) Modification Agreement dated as of July 1, 1997 by and among the Registrant, Amsterdam Equities Limited, Frank Leonard Laport, and Beverly Trust Company, as Custodian of the Frank Leonard Laport Rollover Individual Retirement Account No. 75-49990.

            (10.56) Allonge and Fourth Amendment to Acquisition Promissory Note dated as of July 1, 1997, the Company, Mason Dental Midwest, Inc. and the Constituent Shareholders of the Delaware corporation formally known as Mason Dental, Inc.

            (10.57) Promissory Note in the initial principal amount of $96,357 executed by Lawrence Ceraulo, Victor Texidor, and Certex Dental Studio, Inc. in favor of Mason Dental Southeast and dated as of August 1, 1997.


     b.     Reports on Form 8-K

            The Registrant filed the following Form 8-Ks during the period from January 1, 1997 through June 30, 1997:

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

            3)    On May 23, 1997, the Registrant filed with the
                  Securities and Exchange Commission a current report on Form 8-K regarding the sale of the assets comprising the Century Dental Center to Valley Forge Dental Associates, P.C. The Century Dental practice, with 1996 revenues of approximately $965,000, represented approximately 5.3% of the total revenue of PDMC. The Century practice was sold for $585,000. The sales

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                 Notes to the Consolidated Financial Statements
                                 June 30, 1997
                                  (Unaudited)


             price includes $235,000 in cash, $140,000 in contingency payments, a $30,000 note receivable, and forgiveness of debt of approximately $180,000.

       4) On June 6, 1997, the Registrant filed with the Securities and Exchange Commission a current report on Form 8-K regarding the sale of the assets comprising the Mason Dental Southeast, Inc. / Renaissance Dental Studio to Mr. Lawrence Ceraulo, individually and doing business as Certex Dental Studio. The Mason Dental Southeast, Inc. / Renaissance Dental Studio, with 1996 revenues of approximately $390,000, represented approximately 2.2% of the total revenue of PDMC, and has represented a loss in 1996 to the company. The Mason Dental Southeast, Inc. / Renaissance Dental Studio was sold for $92,096 in the form of a short-term note; an additional short-term note payable to purchase supplies in the amount of $9,847; and an assumption of an existing note payable of $18,372. The sale of Mason Dental Southeast, Inc. / Renaissance Dental Studio was a profitable transaction for PDMC, in the amount of approximately $49,000.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report of Form 10-QSB for the quarter ended June 30, 1997, to be signed on its behalf, by the undersigned there unto duly authorized.



DATED:                          Princeton Dental Management Corporation



                                By: /s/ Gary A. Lockwood
                                    -----------------------------------
                                    Gary A. Lockwood
                                    President and Chief Operating Officer