Form 10QSB
period 1997-09-30
PRINCETON DENTAL MANAGEMENT CORP
filed 1997-11-12
CIK 856999

                                 FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) of
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September  30, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) of
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                             --------    --------
                         Commission File Number 0-20222

                    PRINCETON DENTAL MANAGEMENT CORPORATION
             (Exact name of Registrant as specified in its charter)


      DELAWARE                            36-3484607
------------------------------       ----------------------
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


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 2,024,065 SHARES OF THE COMPANY'S COMMON STOCK ($.0001 PAR VALUE) PER SHARE OUTSTANDING AS OF SEPTEMBER 30, 1997.

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

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                 ASSETS                              SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                                     -----------------   -----------------
                                                      (UNAUDITED)
Current Assets:

     Cash and cash Equivalents                         $  137,181        $   185,235
     Accounts Receivable, net of allowances
       for doubtful accounts of $341,000 and
       $265,000 respectively                              997,267          1,170,640
     Current portion of loan receivable - affiliate         9,991              9,991
     Inventories                                          107,000            105,193
     Other Current Assets                                  96,815             95,847
                                                       ----------        -----------

          Total Current Assets                          1,348,254          1,566,906


Property and equipment, net                               789,520          1,159,524
Goodwill, net of accumulated amortization of
  $1,924,351 and $1,829,516, respectively               5,729,573          7,002,192
Loan Receivable - affiliate                                 3,842             10,820
Other Assets, net                                         851,269            543,512
                                                       ----------        -----------

          Total Other Assets                            7,374,204          8,716,048



          Total Assets                                 $8,722,458        $10,282,954
                                                       ==========        ===========

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


  LIABILITIES AND SHAREHOLDER'S EQUITY               SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                                     ------------------  -----------------
                                                      (UNAUDITED)
Current Liabilities:
     Notes Payable                                     $   80,591        $   179,000
     Notes Payable to shareholders                        122,948            122,948
     Current portion of capital lease obligations          18,036             25,883
     Current portion of long-term debt                    715,806            715,806
     Convertible secured debt                           2,115,924          2,115,924
     Accounts Payable                                     942,545          1,442,487
     Accrued salaries and wages                           593,025            743,958
     Other accrued expenses                               585,188            583,142
                                                       ----------        -----------

          Total Current Liabilities                     5,174,063          5,929,148

Long-term debt, excluding current portion               2,119,860          3,267,106
Capital lease obligations, excluding current portion       20,626             38,145
                                                       ----------        -----------

          Total Liabilities                             7,314,549          9,234,399
                                                       ----------        -----------

Shareholder's Equity:
     Series A 11.75% Cumulative Convertible
      Preferred Stock par value $1.00 per share;
      authorized shares - 1,000,000; issued and
      outstanding - 2,848 at December 31, 1996              2,848              2,848
     Series B Preferred Stock, par value $1.00
      per share; authorized shares - 100; issued
      and outstanding - 100 at December 31, 1996              100                100
     Common stock, par value $0.0001 per share;
      authorized shares - 25,000,000; issued and
      outstanding - 2,024,065 at September 30, 1997
      and 2,024,065 at December 31, 1996                      202                202
     Less: 8,462 shares Common Stock held
      in treasury, at cost                               (181,771)          (331,771)

     Additional Paid-In Capital                        15,108,366         15,108,366
     Accumulated Deficit                              (13,521,836)       (13,731,190)
                                                       ----------        -----------

          Net Shareholders' Equity                      1,407,909          1,048,555
                                                       ----------        -----------

          Total Liabilities and Shareholders' Equity   $8,722,458        $10,282,954
                                                       ==========        ===========

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           SEPTEMBER 30                  SEPTEMBER 30
REVENUE:                                               1997         1996               1997         1996
                                                       ----         ----               ----         ----
     Practice Revenue                               $2,319,942   $3,215,844        $ 7,909,268  $10,655,030
     Laboratory Revenue                                957,286      949,182          3,118,771    2,937,493
                                                    ----------   ----------        -----------  -----------

          Total Revenue                             $3,277,228   $4,165,026        $11,028,039  $13,592,523
                                                    ----------   ----------        -----------  -----------

Expenses:

     Practice compensation and Benefits              1,682,311    2,885,318          5,680,190    9,056,462
     Other Practice Expense                            429,223      380,298          1,518,088    1,144,019
     Cost of Laboratory Revenue & Expenses             848,170    1,011,871          2,568,665    3,009,187
     General Corporate Expenses                        216,798      144,995            622,055    1,022,478
     Depreciation and Amortization                     200,753      273,753            564,078      750,255
                                                    ----------   ----------        -----------  -----------

          Total Operating Expenses                   3,377,255    4,696,235         10,953,076   14,982,401
                                                    ----------   ----------        -----------  -----------

          Operating Income (Loss)                     (100,027)    (531,209)            74,963   (1,389,878)

     Gain from sale of practices & laboratory           68,636           --            282,590           --
     Interest Reversal (Expense)                       255,253     (155,008)          (193,186)    (465,515)
     Other Income                                       25,061       12,120             44,987       38,331
                                                    ----------   ----------        -----------  -----------

          Net Income (Loss)                         $  248,923   $ (674,097)       $   209,354  $(1,817,062)
                                                    ==========   ==========        ===========  ===========

          Net Income (Loss) Per Share               $     0.12   $    (0.37)       $      0.10  $     (1.07)
                                                    ==========   ==========        ===========  ===========
          Weighted Average
           Number of Shares Outstanding              2,024,065    1,829,219          2,024,065    1,697,945

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)


                                                               SEPTEMBER 30, 1997  SEPTEMBER 30, 1996
                                                               ------------------  ------------------
Operating Activities:
     Net Income (Loss)                                            $ 209,354         $(1,817,062)

    Cash Provided By (Used In) Operating Activities:
          Depreciation and Amortization                             564,078             750,255
          Gain on sale of Dental Practices                         (282,590)              1,410
          Provision for Bad Debts                                    76,000             119,000
          Stock redemption price in excess of market                      -              18,229
          Issuance of stock under Incentive Stock Bonus Plan              -              70,750
          Changes in Operating Assets and Liabilities:
               Accounts Receivable                                 (163,380)            (83,958)
               Inventories                                          (11,654)             (9,750)
               Other Current Assets                                    (968)             16,776
               Accounts Payable                                    (477,882)            576,988
               Accrued Expenses                                    (163,288)            462,297
                                                                  ---------         -----------
     Net Cash Provided By (Used In) Operating Activities           (250,330)            104,935
                                                                  ---------         -----------

    Cash Provided By (Used In) Investing Activities:
          Debt Issuance Costs                                             -             (27,819)
          Other Assets                                              128,620
          Proceeds from notes receivable                              6,978
          Purchase of property and equipment - Net                 (162,774)           (147,146)
          Proceeds from sale of Dental Practices                    710,000              (5,407)
                                                                  ---------         -----------
     Net Cash Provided By (Used In) Investing Activities            682,824            (180,372)
                                                                  ---------         -----------

    Cash Provided By (Used In) Financing Activities:
          Proceeds from issuance of long-term debt                        -             231,826
          Principal payments on capital lease obligations           (25,366)            (25,316)
          Principal payments on notes payable                       (98,409)            (18,835)
          Principal payments on long term debt and
            notes payable to shareholders                          (356,773)           (237,110)
                                                                  ---------         -----------
     Net Cash Used In Financing Activities                         (480,548)            (49,435)
                                                                  ---------         -----------
     Increase in Cash and Cash Equivalents                          (48,054)           (124,872)

     Cash and Cash Equivalents at beginning of period               185,235             124,872
                                                                  ---------         -----------
     Cash and Cash Equivalents at end of period                   $ 137,181         $         -
                                                                  =========         ===========

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                 Notes to the Consolidated Financial Statements
                               September 30, 1997
                                  (Unaudited)



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

The Company had a five-for-one reverse stock split of its common stock effective August 18, 1997. All share information and per share information in these financial statements have been retroactively restated to reflect the reverse stock split.

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

Pursuant to that certain Modification Agreement ("Modification Agreement") entered into between the Investor Group and the Company and dated as of July 1, 1997, the Investor Group has agreed, conditioned upon continued listing by the Company on the Nasdaq SmallCap Market and similar concessions by another significant Company creditor, to waive all accumulated and ongoing interest

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                 Notes to the Consolidated Financial Statements
                               September 30, 1997
                                  (Unaudited)


and/or dividends on the Convertible Debt/Preferred Stock for the period from January 1, 1997 through December 31, 1997.

Assuming this waiver continues through December 31, 1997, this waiver on the part of the Investor Group will result in a total savings to the Company in excess of $700,000.

In addition to the amounts owed under the Letter Agreement and the Secured Note, the terms of the Convertible Debt and Preferred Stock Agreements called for the conversion of 58,333 shares of the Company's Regulation D stock held by the Investor Group into $350,000 of Convertible Debt and Preferred Stock. The shares of common stock were being held in treasury at time of redemption.

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

In addition, pursuant to the terms of the Financing Arrangement, the Company issued to the holders of the Convertible Debt and the Preferred Stock a series of default warrants to purchase an aggregate of 825,000 shares of common stock at an exercise price of $0.50 per share. The Investor Group could exercise the warrants only upon the occurrence of an event of default under the terms of the Financing Arrangement or upon the failure by the Company to achieve certain minimum financial goals of net income of at least one dollar in the fiscal year ending December 31, 1996, and net income at least equal to 60% of the dollar amount of Convertible Debt of the Company outstanding at the end of 1997 for the fiscal year ending December 31, 1997, increased by 10% each year thereafter, compounded, plus 60% of the additional Convertible debt outstanding at the end of such year over the immediately preceding year. The Company has been in ongoing default under the Financing Arrangement and the stated financial goals have not been met, and, accordingly, these default warrants have been capable of being exercised by the Investor Group upon payment of the exercise price of $412,500 in the aggregate since January 1, 1997. The cumulative effect of the issuance of shares pursuant to the default warrants to the Investor Group and the conversion of outstanding Convertible Debt/Preferred Stock could result in

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                 Notes to the Consolidated Financial Statements
                               September 30, 1997
                                  (Unaudited)



ownership by the Investor Group of in excess of 75% of the Company's total issued and outstanding common stock. To date, the Investor Group has taken no steps to exercise these default warrants.

Pursuant to the Modification Agreement, and as an absolute pre-condition to the waiver by the Investor Group of all accumulated and ongoing interest and/or dividends on the Convertible Debt/Preferred Stock for the period from January 1, 1997 through December 31, 1997 the Company agreed to reduce the exercise price of the default warrants from $0.50 per share to $0.05 per share effective as of July 1, 1997. This modification effectively reduces the aggregate exercise price of $412,500 for the default warrants to an aggregate exercise price of $41,250 (not accounting for any adjustments due to changes in the total issued and outstanding shares of the Company's common stock).

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

In connection with the activation of the Class B Preferred Stock, the provision of additional funding and conversion of debt, Stratum, Hagan and Kessler agreed to forfeit, on a pro rata basis, an aggregate amount of 60,000 options/warrants to purchase the Company's Common Stock of the Company.

Note 4 - CONVERSION OF DEBT

Pursuant to the Allonge and Fourth Amendment to Acquisition Promissory Note dated as of July 1, 1997, the Company, Mason Dental Midwest, Inc. and the constituent Shareholders of the Delaware corporation formally known as Mason Dental, Inc., agreed to convert $150,000.00 worth of the outstanding debt held by the constituent Shareholders into 53,381 share of the company's common stock which was previously held as treasury stock.

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                 Notes to the Consolidated Financial Statements
                               September 30, 1997
                                  (Unaudited)

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 1996.

Results of Operations

Revenue for the nine month period ended September 30, 1997 was $11,028,039 compared with $13,592,523 for the nine month period ended September 30, 1996, a decrease of $2,564,484. The change in revenue is due primarily to the sale of three dental practices and one dental laboratory. Operating expenses decreased $4,029,325 to $10,953,076 for the nine month period ended September 30, 1997 from $14,982,401 for the nine month period ended September 30, 1996. This decrease is due in large part to the sales of the practices and dental laboratory, as well as several cost cutting measures related to compensation, benefits, and various other practice expenses.

Interest expense decreased $272,329 to $193,186 for the nine month period ended September 30, 1997 versus $465,515 incurred in the comparable nine month period last year. The decrease is primarily from the waiver of interest pursuant to the Modification Agreement and the Allonge. (See Exhibits 10.55 and 10.56)

The Company showed a net income of $209,354 for the nine month period ended September 30, 1997, as compared to a net loss of $1,817,062 for the nine month period ended September 30, 1996. Net income for the nine month period ended September 30,1997 shows substantial improvement over the prior year nine month period ended September 30, 1996, primarily as a result of significant improvement in operations, the waiver of interest pursuant to the Modification Agreement and the Allonge, the gain from the sale of three dental offices and one dental lab, an accompanying reduction of the depreciation, and a reduction of the monthly amortization based on the write down of goodwill at December 31, 1996.

Financial Condition

Changes in the Company's financial condition at September 30, 1997 as compared with December 31, 1996 resulted primarily from the waiver of interest pursuant to the Modification Agreement and the Allonge and a general improvement in operations and the sale of three dental practices and a dental laboratory during the nine month period ended September 30, 1997. During the nine months ended September 30, 1997, the Company realized significant proceeds from the sale of Fairfield Dental, Center Century Dental Center, and Mason Dental Southeast / Renaissance Dental Studio. The sale of the Dental Team of Delray Beach was exclusively forgiveness of debt. The Company recognized no cash from the sale of the Delray Beach practice.

During the first, second and third quarters of 1997, the Company arranged payment terms with several of its suppliers. Those suppliers have once again begun extending standard credit terms, and orders are no longer shipped on a C.O.D. basis. One of the Company's largest suppliers has begun shipping supplies and providing services based on a mutually agreed upon plan that has been put into place to reduce the outstanding balances.

The Company is currently in the process of developing revenue enhancement programs in both the dental practice segment as well as the laboratory segment. In addition, the Company is also working to improve the operating results of the various operations by reducing the costs of patient services including

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                 Notes to the Consolidated Financial Statements
                               September 30, 1997
                                  (Unaudited)



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


Liquidity and Capital Resources

As of September 30, 1997, the Company had a working capital deficit of $3,825,809 and a financial accumulated deficit of $13,521,836. Goodwill and other intangibles comprise approximately 66% of total assets, leaving tangible assets of approximately $2,992,885 and negative tangible net worth of approximately $4,331,664.

During the nine month period ended September 30, 1997, the Company's cash and cash equivalents decreased $48,054. Cash used in operations was $250,330, resulting primarily from the Company's decrease in accounts receivable, which can be attributed to the sale of the dental practices, accounts payable, and accrued expenses. These operations were partially offset by depreciation and amortization of $564,078.

Investing activities provided $682,824 of cash, primarily related to the sale of the dental practices and laboratory. Cash of $480,548 was used in financing activities, primarily as a result of the extinguishment of debt.

As disclosed in Note 3, the Company's primary source of outside financing is from the Investor Group. Given the Company's working capital deficit and negative tangible net worth, the Company is heavily reliant on the Investor Group's financing to continue the Company's expansion plans and to a larger extent, provide working capital to fund the operations. As indicated above, the Company has reached agreement with the Investor Group as to a temporary waiver of interest.

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                 Notes to the Consolidated Financial Statements
                               September 30, 1997
                                  (Unaudited)



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         a) On October 16, 1996, the Company was sued for $160,000 by Romajo Partners Limited Partnership, a Partnership controlled by Dr. Seymour Kessler, a former directr of the Company. The Company received an adverse judgement in that suit in October, 1997 and has paid Romajo Partners Limited Partnership $162,627 as the judgement amount.

         b) The Company is involved in a number of other legal proceedings related to malpractice, worker's compensation, general employment and contract disputes all in various stages of proceedings, most of which will be covered by insurance.


Item 2.  Changes in Securities

         a) Effective August 18, 1997, the Company's shareholders approved a five-for-one reverse Stock split of the company's common stock.

Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits

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

              (10.52) Letter Agreement effective as of January 10, 1997 by and among the Registrant and Drs. Barfield and Payne regarding the sale of the assets of the Fairfield Dental Center practice. (Incorporated by reference to Exhibit 10.52 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1996 filed with the Commission on March 31, 1997)

              (10.53) Agreement effective as of May 20, 1997 by and among the Registrant and Valley Forge Dental Associates regarding the sale of the assets of the Century Dental Center practice, (Incorporated by reference to Exhibit 10.53 to the Registrant's Form 10QSB for the period ended June 30, 1997).

              (10.54) Letter Agreement effective as of June 1, 1997 by and among the Registrant and Mr. Larry Ceraulo d/b/a Certex Dental Studio regarding the sale of the assets comprising Mason Dental Southeast, Inc. and Renaissance Dental Studio, (Incorporated by reference to Exhibit 10.54 to the Registrant's Form 10QSB for the period ended June 30, 1997).

              (10.55) Modification Agreement dated as of July 1, 1997 by and among the Registrant, Amsterdam Equities Limited, Frank Leonard Laport, and Beverly Trust Company, as Custodian of the Frank Leonard Laport Rollover Individual Retirement Account No. 75-

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                 Notes to the Consolidated Financial Statements
                               September 30, 1997
                                  (Unaudited)



            49990, (Incorporated by reference to Exhibit 10.55 to the Registrant's Form 10QSB for the period ended June 30, 1997).


            (10.56) Allonge and Fourth Amendment to Acquisition Promissory Note
            dated as of    July 1, 1997, the Company, Mason Dental Midwest,
            Inc. and the Constituent Shareholders of the Delaware corporation formally known as Mason Dental, Inc, (Incorporated by reference to Exhibit 10.56 to the Registrant's Form 10QSB for the period ended June 30, 1997).

            (10.57) Promissory Note in the initial principal amount of $96,357
            executed by   Lawrence Ceraulo, Victor Texidor, and Certex Dental
            Studio, Inc. in favor of Mason Dental Southeast and dated as of August 1, 1997, (Incorporated by reference to Exhibit 10.57 to the Registrant's Form 10QSB for the period ended June 30, 1997).



       b)   Reports on Form 8-K

            The Registrant filed the following Form 8-Ks during the period from January 1, 1997 through September 30, 1997:

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

            3)    On May 23, 1997, the Registrant filed with the
                  Securities and Exchange Commission a current report on Form 8-K regarding the sale of the assets comprising the Century Dental Center to Valley Forge Dental Associates, P.C. The Century Dental practice, with 1996 revenues of approximately $965,000, represented approximately 5.3% of the total revenue of PDMC. The Century practice was sold for $585,000. The sales price includes $235,000 in cash, $140,000 in contingency payments, a $30,000 note receivable, and forgiveness of debt of approximately $180,000.

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

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                 Notes to the Consolidated Financial Statements
                               September 30, 1997
                                  (Unaudited)



               Renaissance Dental Studio was sold for $92,096 in the form of a short-term note; an additional short-term note payable to purchase supplies in the amount of $9,847; and an assumption of an existing note payable of $18,372. The sale of Mason Dental Southeast, Inc. / Renaissance Dental Studio was a profitable transaction for PDMC, in the amount of approximately $49,000.

          5) On August 28, 1997, the Registrant filed with the Securities and Exchange Commission a current report on Form 8-K regarding, (I) the approval by the Registrant of a five-for-one reverse stock split of it's common stock, (ii) the election of the Board of Directors of the Registrant, and (iii) the Registrants Balance Sheet and Statement of Operations as of July 31, 1997

          6) On September 29, 1997, the Registrant filed with the Securities and Exchange Commission a current report on Form 8-K regarding the resignation of Dr Richard S. Sokol from the Registrant's Board of Directors.

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report of Form 10-QSB for the quarter ended September 30, 1997, to be signed on its behalf, by the undersigned there unto duly authorized.



DATED:                       Princeton Dental Management Corporation



                             By:    __________________________
                                    Gary A. Lockwood
                                    President and Chief Operating Officer

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report of Form 10-QSB for the quarter ended September 30, 1997, to be signed on its behalf, by the undersigned there unto duly authorized.



DATED:                       Princeton Dental Management Corporation



                             By:    __________________________
                                    Barbara M. Kamenczak
                                    Chief Accounting Officer