Form 10KSB
period 1997-12-31
PRINCETON DENTAL MANAGEMENT CORP
filed 1998-03-31
CIK 856999

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the Fiscal Year Ended December 31, 1997
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           Commission File No. 0-20222

                     PRINCETON DENTAL MANAGEMENT CORPORATION
             (exact name of registrant as specified in its charter)

                    DELAWARE                       36-3484607
            (State of Incorporation)            (I.R.S. Employer
                                               Identification No.)

             7421 WEST 100TH PLACE, BRIDGEVIEW, ILLINOIS 60455-2442 (Address of principal executive offices, including zip code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[X]

The Registrant's revenues for its most recent fiscal year ended December 31, 1997 were $13,795,792.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 1998 (based upon the average bid and ask prices of these shares in the over-the-counter market as of March 1, 1998) was approximately $3,469,640.

As of March 1, 1998 there were 2,040,965 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

      Princeton Dental Management Corporation ("Princeton" or the "Company") is involved in the management of dental practices and laboratories. The market of general dental practitioners and dental specialists is characterized as highly fragmented. The Company's goal has been to acquire and consolidate dental practices and to increase their profitability by centralizing certain administrative, purchasing, marketing and other functions and implementing certain revenue enhancement programs. Ultimately, the Company's goal has been to acquire and consolidate a sufficient number of dental practices to justify the Company's entry into the dental managed care business and possibly the dental supply business.

      Princeton was incorporated in Delaware in October 1986 and commenced operations in 1987. Princeton's principal executive offices are located at 7421 West 100th Place, Bridgeview, Illinois 60455-2442.

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

      As of March 1, 1998, the Company operated nine dental practices and one dental laboratory, obtained through the acquisitions and sales (the "Transactions") described below.

      In July 1992, the Company acquired all of the issued and outstanding shares of common stock of American Dental Health-Battle Creek, P.C. ("Battle Creek"). Battle Creek operates 3 dental practices in Battle Creek, Taylor and Ypsilanti, Michigan. The acquisition price, which was a total of approximately $2,000,000, consisted of $500,000 in cash, $1,000,000 in a promissory note and $500,000 worth of Company common stock. With respect to the stock, the Company issued 163,578 shares, which equated to $500,000 in market value of the stock at the time of acquisition.

      In March 1993, the Company acquired substantially all of the assets of Century Dental Centers I, P.C. ("Century"), a dental practice located in Springfield, Pennsylvania. The acquisition price, which was a total of $547,000, consisted of $145,000 in cash, $269,000 in a promissory note and $133,000 worth of Company common stock. With respect to the stock, the Company issued 26,394 shares, which equated to $133,000 in market value of the stock at the time of acquisition.

      Effective as of May 20, 1997, the Company sold the assets comprising the Century Dental Center to Valley Forge Dental Associates, P.C. The Century Dental practice, with 1996 revenues of approximately $965,000, represented approximately 5.3% of the total revenue of the Company. The Century practice was sold for $590,000. The sales price included $235,000 in cash where a $42,000 commission was paid, $140,000 in contingency payments, a $30,000 note receivable, and forgiveness of debt and assumption of other liabilities of approximately $185,000. (See Exhibit 10.59).

      In December 1993 the Company acquired all of the issued and outstanding common stock of Mason Dental Inc. ("Mason"), a dental laboratory located in Livonia, Michigan. The acquisition price, which was a total of $3,490,000, consisted of no cash, $1,629,000 in a promissory note (subsequently adjusted upwards by $316,406.25 due to a post-closing adjustment based on the value of the Company's common stock), and $1,861,000 worth of Company common stock. With respect to the stock, the Company issued 462,500 shares, which equated to $1,861,000 in market value of the stock at the time of acquisition.

      In July, 1997, the original owners of Mason agreed to convert $150,000 worth of debt owed to them by the Company into 53,381 shares of the Company's Common Stock. (See Exhibits 10.56 and 10.58).

      In February 1994, the Company acquired all of the issued and outstanding common stock of C.D. Nunnelly, D.D.S. & Associates, Inc., d/b/a Fairfield Dental Center ("Fairfield"), a dental facility located in Pensacola, Florida. The acquisition price, which was a total of $1,397,000, consisted of $366,000 in cash, $541,000 in a promissory note and $490,000 worth of Company common stock. With respect to the stock, the Company issued 166,667 shares, which equated to $490,000 in market value of the stock at the time of acquisition.

      In January 1997, the Company sold all of the assets of Fairfield back to Drs. Payne and Barfield, the individuals from whom the Fairfield practice was originally purchased (See Exhibit 10.52). The sale price, which was a total of $935,000, consisted of $475,000 in cash and approximately $460,000 in forgiveness of debt and assumption of other liabilities.

      In April 1994, the Company acquired all the issued and outstanding stock of seven dental practices and one dental laboratory, namely The Dental Team of Boca Raton, Inc., The Dental Team of Boynton Beach, Inc., The Dental Team of Coral Springs, Inc., The Dental Team of Deerfield Beach, Inc., The Dental Team of Delray Beach, Inc., The Dental Team of Pompano Beach, Inc., Palm Beach Dental Services, Inc. and Pompano Square Dental Lab, Inc. (collectively referred to as "The Dental Team") located in Palm Beach and Broward counties in Southeast Florida. The acquisition price, which was a total of $4,611,000, consisted of $600,000 in cash, $831,000 in promissory notes and $3,180,000 worth of Company common stock. With respect to the stock, the Company issued 1,247,059 shares, which equated to $3,180,000 in market value of the stock at the time of acquisition.

      In February 1997, the Company sold all of the assets comprising the Dental Team of Delray Beach to Dr. Richard Staller, a former director of the Company and one of the individual dentists from whom the Dental Team was originally purchased (See Exhibit 10.51). The sale price, which was a total of approximately $175,000, consisted of approximately $175,000 in forgiveness of debt and assumption of other liabilities resulting from the acquisition notes and Dr. Staller's employment and management agreements with the Company. An additional $25,000 owing pursuant to his management agreement was also forgiven in connection with this sale.

      Effective as of June 1, 1997, the Company sold the assets comprising the Mason Dental Southeast, Inc. / Renaissance Dental Studio to Mr. Lawrence Ceraulo, individually and doing business as Certex Dental Studio. The Mason Dental Southeast, Inc. / Renaissance Dental Studio, with 1996 revenues of approximately $390,000, represented approximately 2.2% of the total revenue of the Company. (See Exhibit 10.54). The Mason Dental Southeast, Inc. / Renaissance Dental Studio was sold for $92,096 in the form of a short-term note; an additional short-term note payable to purchase supplies in the amount of $9,847; and a assumption of an existing note payable of $18,372.

NARRATIVE DESCRIPTION OF BUSINESS.

      The Company is involved in the management of dental practices and a laboratory. Dental practices provide routine dental services and, in certain cases, specialty services such as oral surgery, orthodontics, periodontics, and endodontics. These services are offered to the general public on either a fee-for-service basis or through a form of managed care. Dental laboratories manufacture dental prosthetics (e.g. dentures, bridges, crowns, etc.) as requested by dental practices.

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

      The Company is not dependent upon any single customer or a few major customers. However, a significant percentage of the Company's revenues are generated from managed care agreements. Under customary managed care agreements, providers agree to accept a reduced fee for service or payment on a capitation (fixed fee) basis or monthly capitation payments with a plan member paying a co-pay for certain dental procedures. In return for this concession, under the terms of such agreements, the practice is a preferred or exclusive provider of services to a certain population of potential patients. The Company recognizes that, while these managed care contracts can significantly enhance the revenue of a given practice, the loss of any of these contracts could likewise be significant.

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

      As of March 1, 1998, Princeton employed approximately 149 individuals on a full-time basis, including two executive officers, and 41 on a part-time basis (defined as less than 32 hours per week). Princeton is not a party to any collective bargaining agreement and believes its employee relationships are satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

      The Company's principal executive offices were moved in 1995 from Holiday, Florida to Hoffman Estates, Illinois, and in 1996 from the Hoffman Estates location to 7421 West 100th Place, Bridgeview, IL 60455-2442. The Company currently leases approximately 2,646 square feet at the Bridgeview location on a month to month basis at a rate of approximately $1,555.00 per month (plus common area maintenance and real estate taxes) from an entity controlled by Frank Leonard Laport, Chairman and CEO of Princeton (See Exhibit 10.49). The Company also rents its phone system at the Bridgeview location on a month to month basis at a rate of approximately $570.00 per month from Mr. Laport (See Exhibit 10.50).

      The lease on the former corporate office located at 2739 U.S. Highway 19, Holiday, Florida 34691, remains Princeton's obligation. Princeton has sublet all of the space at this location. The net reduction in rent in 1997 due to the sublease was $114,103. The minimum lease payments under this operating lease, net of sublease, for the years subsequent to December 31, 1997 are $27,089 in 1998, and $12,313 in 1999.

      On July 31, 1992, in connection with the Battle Creek Acquisition, Princeton was assigned the right, pursuant to license agreements to operate dental facilities in Meijers Thrifty Acres stores located in Battle Creek, Taylor, and Ypsilanti, Michigan. The license agreements, which terminated on December 31, 1997 also obligated Princeton to make license payments with respect to the facilities. Pursuant to these licenses, Princeton was required to pay a base license fee of $28,652 and an additional license fee based upon actual collections received by each facility. In July, 1997 the company entered into a Termination Agreement with respect to the Meijer leases, which terminated the leases and obliged the Company to pay a total of $ 80,000 to Meijer over a period of twelve months. The Termination Agreement also ended the base license payments and additional license payments based on actual collections. In April through June of 1997, the Company entered into new lease and management agreements for new locations in Ypsilanti, Taylor and Battle Creek. The leases at each of the Michigan locations are long-term leases, with initial monthly rents ranging from $2,825.00 to $3,557.41. At the Battle Creek and Ypsilanti locations, the Company also entered into management agreements with the lead dentist at each location entitling such dentist to a percentage of net profits generated by such practice in return for management services.

      On March 31, 1993, in connection with the Century Acquisition, Princeton was assigned a lease with respect to the facility, which is located in a shopping center in Springfield, Pennsylvania. The lease, which terminates in 2001 and is subject to renewal, covers approximately 2,820 square feet. For the year ended December 31, 1997, lease payments on this facility totaled $25,565 including common area maintenance. In connection with the sale of Century, responsibility for this lease has been transferred to the purchaser.

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

      On April 1, 1994, in connection with the Dental Team acquisition, Princeton assumed nine facility leases ranging from $7,200 to $68,125 per year, payable on a monthly basis with expiration dates ranging from April 30, 1998 to March 1, 2004. The future minimum lease payments under these operating leases for the years subsequent to December 31, 1997 are $195,587 in 1998, $155,769 in 1999, and $274,867 thereafter. In addition, the Boynton Beach office lease and a storage facility lease are payable to B & S Properties, a partnership owned by two individuals who are now shareholders of Princeton as a result of the merger, which requires monthly payments totaling $3,600 through March 1, 2004. In connection with the sale of the assets of the Dental Team of Delray Beach, the lease for the Delray Beach location has been terminated. In connection with the sale of the Florida dental lab, the purchaser assumed responsibility for that lease.

       In the opinion of management, the Company's facilities are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

      On October 16, 1996, the Company was sued for $160,000 by Romajo Partners Limited Partnership, a Partnership controlled by Dr. Seymour Kessler, a former officer and director of the Company. While the Company is appealing, the Company received an adverse judgment and was required to pay a $162,627.72 judgement amount and $17,505.90 in legal fees.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Effective August 18, 1997, the Company shareholders approved a 5-1 reverse stock split of the Company's Common Stock. All figures have been restated to reflect such reverse stock split.
PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      Effective August 18, 1997, the Company shareholders approved a 5-1 reverse stock split of the Company's Common Stock.

      The Company's common stock and warrants are traded in the over-the-counter market and have been quoted on the NASDAQ System under the symbols PDMC and PDMCW, respectively, since April 15, 1992.

      NASDAQ has recently modified its listing criteria for the NASDAQ Small Cap Market. The Company does not presently meet such new criteria. The Company can make absolutely no assurances regarding the final outcome of these modifications to the listing criteria on the NASDAQ System or the impact which such modifications could have on the Company's continued listing on the NASDAQ System.

      The following table sets forth the high and low bid quotations for the Company's common stock and warrants, as reported by the National Association of Securities Dealers, Inc. for the two most recent fiscal years. Such quotations reflect inter-dealer quotations, without retail mark-up, markdowns or commissions, and may not represent actual transactions.

                                  COMMON STOCK             WARRANTS

            FISCAL YEAR ENDED
            DECEMBER 31, 1997         HIGH         LOW       HIGH        LOW
            First Quarter            $5.00         1.55       .16        .03
            Second Quarter            5.30         2.50       .19        .03
            Third Quarter             4.06         2.35       .09        .03
            Fourth Quarter            3.50         1.78       .13        .03

            FISCAL YEAR ENDED
            DECEMBER 31, 1996

            First Quarter            $8.45         4.70      $N/A       $N/A
            Second Quarter            7.50         3.75       N/A        N/A
            Third Quarter             4.35         2.80       0.06       0.03
            Fourth Quarter            3.75         1.55       0.09       0.03

   As of December 31, 1997, there were 147 and 35 holders of record of the Company's common stock and warrants, respectively. These numbers include shareholders and warrant holders of record who may hold stock and warrants for the benefits of others. The Company does not consider it practical to attempt to determine the number of individuals who are beneficial owners of its shares and warrants.

   Also, as described in detail in Item 12, the Investor Group (as defined in Item 12) presently holds various Convertible Debt and Warrants which, if exercised or converted, would result in the Investor Group owning approximately 85% of the issued and outstanding shares of Common Stock of the Company.

   The Company has never paid cash dividends on its common stock and does not expect to pay such dividends in the foreseeable future. Management currently intends to retain all available funds for the development of its business and for use as working capital.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      In 1996, the Company continued to incur significant operating losses and net losses as a result of its overall operations and, in 1996, the Company also had a one time write down of identifiable goodwill of $3,499,172 to more properly reflect the value of its practices. During this period the Company made no significant new acquisitions and incurred significant additional debt, primarily in the form of convertible debt and preferred stock in connection with the Financing Arrangement (See Item 12).

       In early 1997, the Company sold three of its existing dental practices and one of its dental labs (Fairfield, Dental Team at Delray Beach, Century and Mason Dental Lab Southeast) (See Item 1).

      During 1997, the Company significantly improved operating results which, when combined with the waiver of interest pursuant to the Modification Agreement and the Allonge (See Exhibits 10.55, 10.56 and 10.58) the gain from the sale of three dental offices and one dental lab, an accompanying reduction of the depreciation and a reduction of the monthly amortization based on the write down of goodwill at December 31,1996, resulted in a small net profit for 1997.

RESULTS OF OPERATIONS

      Revenue for the year ended December 31, 1997 was $13,795,792 compared with $18,044,213 for the year ended December 31, 1997, a decrease of $4,248,421. The change in revenue is due primarily to the sale of three dental practices and one dental laboratory. Operating expenses decreased $9,244,334 to $13,881,969 for the year ended December 31, 1997 from $23,126,303 for the year ended December 31, 1997. This decrease is due in large part to the sales of the practices and dental laboratory and to a one time write down of goodwill during 1996 of $3,499,172 as well as several cost cutting measures related to compensation, benefits, and various other practice expenses.

      Interest expense decreased $478,606 to $236,391 for the year ended December 31, 1997 versus $714,997 incurred in the comparable period last year. The decrease is primarily from the waiver of interest pursuant to the Modification Agreement and the Allonge. (See Exhibits 10.55, 10.56 and 10.58)

      The Company showed a net income of $8,419 for the year period ended December 31, 1997, as compared to a net loss of $5,749,604 for the year period ended December 3, 1996. Net income for the year ended December 31, 1997 shows substantial improvement over the prior year ended December 31, 1996, primarily as a result of significant improvement in operations, the waiver of interest pursuant to the Modification Agreement and the Allonge (See Exhibits 10.55,
10.56 and 10.58) the gain from the sale of three dental offices and one dental lab, an accompanying reduction of the depreciation, and a reduction of the monthly amortization based on the write down of goodwill at December 31, 1996.

FINANCIAL CONDITION

      Changes in the Company's financial condition at December 31, 1997 as compared with December 31, 1996 resulted primarily from the waiver of interest pursuant to the Modification Agreement and the Allonge and a general improvement in operations and the sale of three dental practices and a dental laboratory during the year ended December 31, 1997. During the year ended December 31, 1997, the Company realized significant proceeds from the sale of Fairfield Dental, Center Century Dental Center, and Mason Dental Southeast / Renaissance Dental Studio. The sale of the Dental Team of Delray Beach was exclusively forgiveness of debt. The Company recognized no cash from the sale of the Delray Beach practice.

      During 1997, the Company arranged payment terms with several of its suppliers. Those suppliers have once again begun extending standard credit terms, and orders are generally no longer shipped being on a C.O.D. basis. One of the Company's largest suppliers has begun shipping supplies and providing services based on a mutually agreed upon plan that has been put into place to reduce the outstanding balances.

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

      In addition, during 1997 the Company sold its dental practice in Pennsylvanian, two of its Florida dental practices and its dental laboratory in Florida. These sales are consistent with the Company's long-term business plans and should generally have a positive impact upon operations.

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

      In the period from 1994 to present, the Company did not make certain Michigan state tax filings. The Company is in the process of preparing these filings and estimates its liability at approximately $175,000.

LIQUIDITY AND CAPITAL RESOURCES LIQUIDITY AND CAPITAL LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 1997, the Company had a working capital deficit of $3,777,875 and a financial accumulated deficit of $13,722,771. Goodwill and other intangibles comprise approximately 67% of total assets, leaving tangible assets of approximately $2,713,643 and negative tangible net worth of approximately $4,335,384.

      During the year ended December 31, 1997, the Company's cash and cash equivalents decreased $138,591. Cash provided by operations was $42,047, resulting primarily from the Company's decrease in accounts receivable, which can be attributed to the sale of the dental practices, accounts payable, and accrued expenses. These operations were partially offset by depreciation and amortization of $881,845.

      Investing activities provided $645,662 of cash, primarily related to the sale of the dental practices and laboratory. Cash of $826,300 was used in financing activities, primarily as a result of the extinguishment of debt.

      As disclosed in Item 12, the Company's primary source of outside financing is from the Investor Group. Given the Company's working capital deficit and negative tangible net worth, the Company is heavily reliant on the Investor Group's financing to continue the Company's expansion plans and to a larger extent, provide working capital to fund the operations. As indicated above, the Company had reached agreement with the Investor Group as to a temporary waiver of interest during 1997. That waiver has expired and interest again began accumulating as of January 1, 1998.

ITEM 7.  FINANCIAL STATEMENTS

      The Company's audited financial statements for the fiscal years ended December 31, 1996 and 1997 accompany this report as Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.



PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The following persons are the directors and executive officers of the Company as of the date of this report:

                                First Became    Beneficially Owned    Beneficially Owned
Employment              Age      a Director      Number of Shares      Percent of Shares
----------              ---      ----------      ----------------      -----------------
Frank Leonard Laport     57        8/9/96           98,975(1)               5.0%


George B. Collins        66        8/9/96                0(2)               0.0%

Gary A. Lockwood         51        8/9/96           94,193(3)               4.8%

Dr. Zigmund C. Porter    60       8/15/97                0                  0.0%


      1) Does not include full conversion and dilution of Series A Stock and Convertible Debt and exercise of the default Warrants currently held by Amsterdam Equities Limited and Mr. Laport, (See Item 12), Conversion of this Series A Stock and Convertible Debt and exercise of the default Warrants could result in Amsterdam Equities and Mr. Laport holding, in the aggregate, approximately 85% of the Class. In the event of such a conversion and exercise, the 85% of the Class would be held almost entirely by Amsterdam Equities with Mr. Laport holding less then 8% of the stock resulting from such conversion and exercise.

      2) Does not include Amsterdam Equities Limited stock for which Mr. Collins holds a power of attorney.

      3)    Total shares held by the Island Group.

Dr. Richard S. Sokol was elected as a director in August 1997 and resigned in September 1997.

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

Gary A. Lockwood. Mr. Lockwood was named Chief Operating Officer of Princeton Dental Management Corporation in June, 1996. In this capacity, he is responsible for all of the Company's operating units in Michigan. Previously he served as Chief Executive Officer of the Company's dental laboratories in Michigan and Florida. Mr. Lockwood brings to his post more than 20 years of dental management experience as owner of Michigan-based Mason Dental, Inc. one of the nation's largest manufacturers of dental prosthetics. Prior to Mason's acquisition by the Company, he served as President and Director of Diversified Dental Services, a wholly owned subsidiary of Mason Dental. Mr. Lockwood has held executive positions and directorships with realty, financial management and banking organizations. A Michigan native, he is a graduate of Northern Michigan University with a degree in business administration.

Dr. Zigmund C. Porter. Dr. Porter, born Chicago, Illinois, April 20, 1938. Dr. Porter received his B.S. from the University of Illinois in 1960 and his D.D.S. from the University of Illinois in 1962. Dr. Porter also received a Certificate of Periodontics and Oral Medicine from Tufts University School of Dental Medicine, Boston, in 1962-64. Dr. Porter has been a licensed periodontist for over 25 years and has held numerous teaching and hospital positions. Including serving as Professor of Periodontics, University of Illinois, and Director of Post-Graduate Periodontics from 1964-85, and holding positions at Hinsdale Hospital, MacNeal Hospital, Illinois Masonic Hospital and the University of Illinois. Dr. Porter has given numerous lectures and published numerous articles and texts regarding periodontics and has received a number of citations and awards for his work in the dental field.

Compliance with Section 16 of the Exchange Act

         Section 16 of the Securities and Exchange Act of 1934 requires the Company's Directors and Executive Officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") and the NASDAQ System, initial reports of ownership and reports of changes in ownership of Common Stock. In addition these individuals are also required by SEC regulations to furnish the Company with copies of all Section 16 forms they file. To the Company's knowledge, during the fiscal year ended December 31, 1997, all Section 16 filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with.





                       [ TABLE TO FOLLOW ON NEXT PAGE ]

                       ITEM 10. EXECUTIVE COMPENSATION


      The following table sets forth the compensation accrued by the Company for the last three fiscal years to the Company's Chief Executive Officers and to those executive officers whose compensation exceeded $100,000 in any of the last two fiscal years.


    SUMMARY
 COMPENSATION
     TABLE


                                                          Other Annual     Restricted       Options        LTIP         All Other
Name and Principal Position      Year       Salary ($)    Compensation    Stock Awards      SARS (#)    Payouts (#)    Compensation
---------------------------      ----       ----------    ------------    ------------      --------    -----------    ------------
Kurt E. Anderson                 1997            0              0                0               0           0              0
Former President                 1996            0              0                0               0           0              0
(President 1/95 to 10/95)        1995       53,717              0                0               0           0              0


Charles R. Mitchell              1997            0              0                0               0           0              0
Former President                 1996       44,000              0           10,000(1)            0           0              0
(President 10/95 to 8/96)        1995            0(1)           0                0(1)            0           0              0


Gary A. Lockwood                 1997      119,095(2)           0                0               0           0              0
President and                    1996      117,000(2)           0                0          20,000(2)        0              0
Chief Operating Officer          1995       97,000(2)       3,731(2)             0               0           0              0
(President 8/96 to Present)


Frank Leonard Laport, Esq        1997            0(3)           0(3)             0               0           0              0
CEO & Chairman of the Board      1996            0(3)           0(3)             0               0           0              0
                                 1995            0              0                0               0           0              0


      (1) Dr. Mitchell was awarded 10,000 shares of Common Stock in connection with the execution of his employment contract dated January 1996. Dr. Mitchell received no direct compensation in the form of salary or consulting fees directly during 1995. However, Stratum Management Inc., a company Dr. Mitchell was affiliated with prior to his appointment as President, had been paid $35,833 per month in the form of consulting fees during 1995 and $41,000 per month during 1996. In addition, Stratum received warrants to purchase 120,000 shares (subsequently reduced to 77,600 shares) of Company common stock at an exercise price of $5.00. Dr. Mitchell's wife and siblings remained shareholders and employees of Stratum during Dr. Mitchell's tenure with the Company.

      (2) Compensation received was primarily for the management of Dental Labs.
      G. Lockwood did not receive compensation in an executive officer capacity during 1995.

      (3) Mr. Laport currently serves without direct compensation. However, Mr. Laport is a member of the Investor Group (See Item 12).

COMPENSATION OF OUTSIDE DIRECTORS

      Each outside director of the Company receives $1,000 for each meeting attended, and directors are entitled to be reimbursed for all reasonable out-of-pocket expenses incurred in connection with their duties as directors. For the year ended December 31, 1997, outside directors' fees and expenses amounted to $0.

OPTION GRANTS IN LAST FISCAL YEAR

      As of March 1, 1998 options to purchase an aggregate of 140,000 shares of Common Stock at exercise prices ranging from $20.00 to $4.35 had been granted and were outstanding under the Company's 1993 Incentive and Non-Statutory Stock Option Plan. The dates such options were granted range from June 3, 1993 to June 6, 1996.

      As of March 21, 1996, as amended on July 17, 1996, the Company issued to each of John H. Hagan and Dr. Seymour Kessler options to purchase 16,200 shares each (reduced from options to purchase 25,000 shares each originally granted). The options were exercisable at a price of $5.95 per share, and expire in March 1999.

      In June 1996, the Company issued to Gary A. Lockwood options to purchase 20,000 shares. The options vest over a 3.5 year period. The options were exercisable at a price of $4.35 per share, and expire in January 2003.

      Effective as of January 1996, as amended on July 17, 1996, the Company issued Warrants to Purchase up to 77,600 shares of Company common stock (reduced from 120,000 shares originally) to Stratum Management, Inc., a consulting group affiliated with Dr. Charles R. Mitchell (See Item 12). The Warrants were exercisable at an exercise price of $5.00. The Warrants expire in 1998.

      Effective as of April 1996, the Company issued Warrants to purchase to the Investor Group for an aggregate of 4,125,000 shares of Company common stock (subject to anti-dilution provision). The Warrants had an exercise price of $0.10 per share and, due to the failure by the Company to achieve certain stated financial goals, were exercisable after January 1, 1997 and are presently exercisable (See Item 12). Effective as of July, 1997 the exercise price of the warrants were reduced to $0.01 per share (subject to anti-dilution adjustment) in connection with a year-long interest waiver by the Investors Group. The Warrants, if exercised, would convert into common stock of the Company equal to fifty percent (50.0%) of the Company.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

None

EMPLOYMENT AGREEMENTS

      Frank Leonard Laport, Chairman and CEO of the Company, currently serves without compensation or an employment agreement.

      Effective as of June 1, 1996, the Company entered into an Amendment to Employment Agreement with Gary A. Lockwood, President and COO of the Company, which provided for (i) an increase in annual salary, effective as of June 1, 1996, from $97,000 to $105,469.71 (with subsequent annual increases based on the Consumer Price Index) for Mr. Lockwood's operation of the Company's Mason Dental subsidiaries, and (ii) a salary of $12,000 per annum and options to purchase up to 50,000 shares of Company stock for Mr. Lockwood's services as President and COO of the Company (See Exhibit 10.48).

      Effective as of January 1, 1996, the Company entered into an Employment Agreement with Dr. Charles R. Mitchell (See Item 12). The Employment Agreement, which provided for a per annum salary of $96,000 and the outright grant of 10,000 shares of Company common stock, was terminated in all respects effective August 1, 1996 (See Exhibits 10.37 and 10.46).

ITEM 11.  SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership by Certain Beneficial Owners

      The following table sets forth the security ownership by certain beneficial owners for persons owning 5% or more of the Company's Common Stock as of March 1, 1998.


   NAME AND ADDRESS OF            AMOUNT AND NATURE         PERCENT
     BENEFICIAL OWNER          OF BENEFICIAL OWNERSHIP      OF CLASS
     ----------------          -----------------------      --------
Amsterdam Equities Limited             252,227               12.4%
Norfolk House
Frederick Street, 2nd Floor
Nassau, N.P., Bahamas



Frank Leonard Laport                    98,975                5.0%
7421 W. 100th Place
Bridgeview, IL  60455-2442
Chairman, CEO
-----------------------------------------------------------------
TOTAL                                  351,202               17.4%


        The security ownership for Amsterdam Equity Limited and Mr. Laport does not include full conversion and dilution of Series A Stock and Convertible Debt and exercise of the default Warrants currently held by Amsterdam Equities Limited and Mr. Laport, (See Item 12). Conversion of this Series A Stock and Convertible Debt and exercise of the default Warrants could result in Amsterdam Equities and Mr. Laport holding, in the aggregate, approximately 85% of the Class. In the event of such a conversion and exercise, the 85% of the Class would be held almost entirely by Amsterdam Equities with Mr. Laport holding less then 8% of the stock resulting from such conversion and exercise.

SECURITY OWNERSHIP BY MANAGEMENT

      The following table sets forth as of March 1, 1998 the number of shares of Common Stock of the Company beneficially owned by each named Executive Officer and Director and by each director and officer as a group. Except as otherwise indicated all shares are owned directly.


   NAME AND ADDRESS OF            AMOUNT AND NATURE            PERCENT
     BENEFICIAL OWNER          OF BENEFICIAL OWNERSHIP         OF CLASS
     ----------------          -----------------------         --------
Frank Leonard Laport                  98,975(1)                  5.0%
7421 W. 100th Place
Bridgeview, IL  60455-2442
Chairman, CEO



Gary A. Lockwood                      94,193(2)                  4.8%
12752 Stark Road
Livonia, MI 48150
Director, President, COO



George B. Collins                       0(3)                       0%
One North LaSalle
Chicago, IL  60602
Director


Dr. Zigmund C. Porter                     0                        0%
3200 N. Lake Shore Drive
Chicago, IL  60657
Director
--------------------------------------------------------------------
All officers as a group           193,168(1)(2)(3)               9.8%



1) Does not include full conversion and dilution of Series A Stock and Convertible Debt and exercise of the default Warrants currently held by Amsterdam Equities Limited and Mr. Laport, (See Item 12), Conversion of this Series A Stock and Convertible Debt and exercise of the default Warrants could result in Amsterdam Equities and Mr. Laport holding, in the aggregate, of approximately 85% of the Class. In the event of such a conversion and exercise, the 85% of the Class would be held almost entirely by Amsterdam Equities with Mr. Laport holding less then 8% of the stock resulting from such conversion and exercise.

2)    Total shares held by the Island Group.

3) Not included in this number are shares of the class held by Amsterdam Equities Limited, which can under certain circumstances, be voted by George B. Collins as Amsterdam Equities Limited's Attorney-in-Fact.

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

      Pursuant to that certain Modification Agreement ("Modification Agreement") entered into between the Investor Group and the Company and dated as of July 1, 1997, the Investor Group agreed, conditioned upon continued listing by the Company on the Nasdaq SmallCap Market and similar concessions by another significant Company creditor, to waive all accumulated and ongoing interest and/or dividends on the Convertible Debt/Preferred Stock for the period from January 1, 1997 through December 31, 1997.

      This waiver on the part of the Investor Group resulted in a total savings to the Company in excess of $700,000.

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

         The Convertible Debt and Preferred Stock may be converted into the common stock of the Company, at the sole option of the Investor Group, at various conversion rates as set forth in the conversion formula contained in the Convertible Debt and Preferred Stock Agreements. Conversion pursuant to such conversion formula would result in a conversion price per share of the Company's common stock below present market levels. If the Investor Group were to convert all outstanding Convertible Debt and Preferred Stock at the present time, and exercise the default warrants discussed below, the conversion would result in the issuance to the Investor Group of a majority interest representing approximately eighty-five percent (85.0%) of the issued and outstanding shares of the Company's common stock (assuming full conversion and anti-dilution). In the event of such a conversion and exercise, the 85% of the Class would be held almost entirely by Amsterdam Equities with Mr. Laport holding less then 8% of the stock resulting from such conversion and exercise.

         In addition, pursuant to the terms of the Financing Arrangement, the Company issued to the holders of the Convertible Debt and the Preferred Stock a series of default warrants to purchase an aggregate number of shares of common stock equivalent to fifty percent (50.0%) of the issued and outstanding Common Stock of the Company at an exercise price of $0.50 per share (subject to anti-dilution adjustment per terms). The Investor Group could exercise the warrants only upon the occurrence of an event of default under the terms of the Financing Arrangement or upon the failure by the Company to achieve certain minimum financial goals of net income of at least one dollar in the fiscal year ending December 31, 1996, and various net income tests in subsequent years. The Company has been in ongoing default under the Financing Arrangement and the stated financial goals have not been met, and, accordingly, these default warrants have been capable of being exercised by the Investor Group upon payment of a minimal exercise price since January 1, 1997. The cumulative effect of the issuance of shares pursuant to the default warrants to the Investor Group and the conversion of outstanding Convertible Debt/Preferred Stock could result in ownership by the Investor Group of approximately 85% of the Company's total issued and outstanding common stock. In the event of such a conversion and exercise, the 85% of the Class would be held almost entirely by Amsterdam Equities with Mr. Laport holding less then 8% of the stock resulting from such conversion and exercise. To date, while the Company could potentially cure these defaults, the Investor Group has taken no steps to exercise these default warrants.

      Pursuant to the Modification Agreement, and as an absolute pre-condition to the waiver by the Investor Group of all accumulated and ongoing interest and/or dividends on the Convertible Debt/Preferred Stock for the period from January 1, 1997 through December 31, 1997 the Company agreed to reduce the exercise price of the default warrants from $0.50 per share to $0.01 per share (subject to anti-dilution adjustment) effective as of July 1, 1997. This modification effectively reduces the aggregate exercise price of approximately $412,500 for the default warrants to an aggregate exercise price of approximately $41,250 (not accounting for any adjustments due to the anti-dilution provision of the Warrants and due to changes in the total issued and outstanding shares of the Company's common stock).

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

Note 4 - CONVERSION OF DEBT

      Pursuant to the Allonge and Fifth Amendment to Acquisition Promissory Note dated as of July 1, 1997, the Company, Mason Dental Midwest, Inc. and the Constituent Shareholders of the Delaware corporation formally known as Mason Dental, Inc., agreed to convert $150,000.00 worth of the outstanding debt held by the Constituent Shareholders into 53,381 share of the company's common stock which was previously held as treasury stock.

MISCELLANEOUS

      On October 16, 1996, the Company was sued for $160,000 by Romajo Partners Limited Partnership, a partnership controlled by Dr. Seymour Kessler, a former officer and director of the Company. While the Company is appealing, the Company received an adverse judgment and was required to pay a $162,627.72 judgement amount and $17,505.90 in legal fees.

      In December 1996, the Dickerson Investment Group, Inc., a company affiliated with a shareholder of the Company, loaned the Company $175,000 in order to meet certain operating expenses. The amount currently owed is approximately $72,000 (See Exhibit 10.53).

PART IV

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(Pages are not sequentially numbered)

(a)(1) Financial Statements:

      Report of Independent Certified Public Accountants
      Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Operations for the years ended December 31,
        1997 and 1996
      Consolidated Statements of Shareholders' Equity for the years ended
        December 31, 1997 and 1996
      Consolidated Statements of Cash Flows for the years ended December 31,
        1997 and 1996
      Notes to Consolidated Financial Statements

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

10.2 Letter Agreement dated December 7, 1994 between an investment group and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-QSB/A (Amendment No. 1) (Registration No. 33-43298-

A) filed with the Commission on December 20, 1994).

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

10.15 Dental Equipment Lease between Princeton Management and Amdent, P.C. (Battle Creek, MI) incorporated by reference to the Exhibit of the same number to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-57698) filed with the Commission on February 1, 1993).

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

10.28 Installment Promissory Notes payable to The Dental Team Shareholders (incorporated by reference to Exhibit 10.34 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1993 (Registration Number 33-43298-A) filed with the Commission on April 14, 1994).

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

10.54 Letter Agreement effective as of June 1, 1997 by and among the Registrant and Mr. Larry Ceraulo d/b/a Certex Dental Studio regarding the sale of the assets comprising Mason Dental Southeast, Inc. and Renaissance Dental Studio, (Incorporated by reference to Exhibit 10.54 to the Registrant's Form 10-QSB for the period ended June 30, 1997).

10.55 Modification Agreement dated as of July 1, 1997 by and among the Registrant, Amsterdam Equities Limited, Frank Leonard Laport, and Beverly Trust Company, as Custodian of the Frank Leonard Laport Rollover Individual Retirement Account No. 75-49990, (Incorporated by reference to Exhibit 10.55 to the Registrant's Form 10-QSB for the period ended June 30, 1997).

10.56 Allonge and Fourth Amendment to Acquisition Promissory Note dated as of July 1, 1997, among the Company, Mason Dental Midwest, Inc. and the Constituent Shareholders of the Delaware corporation formally known as Mason Dental, Inc. (Incorporated by reference to Exhibit 10.56 to the Registrant's Form 10-QSB for the period ended June 30, 1997).

10.57 Promissory Note in the initial principal amount of $96,357 executed by Lawrence Ceraulo, Victor Texidor, and Certex Dental Studio, Inc. in favor of Mason Dental Southeast and dated as of August 1, 1997, (Incorporated by reference to Exhibit 10.57 to the Registrant's Form 10-QSB for the period ended June 30, 1997).

10.58 Allonge & Fifth Amendment to Acquisition Promissory Note dated as of July 1, 1997, among the Company, Mason Dental Midwest, Inc. and the Constituent Shareholders of the Delaware Corporation formally known as Mason Dental, Inc.

10.59 Agreement of purchase and sale dated as of May 1, 1997 between Princeton Medical Management Northeast, Inc. and Valley Forge Dental Associates, Inc.

21.1 Subsidiaries of the Small Business Issuer (incorporated by reference to
Exhibit 22.1 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1993 (Registration Number 3343298-A) filed with the Commission on April 14,
1994).

(b) REPORTS ON FORM 8-K The Registrant filed the following Form 8-K's during the period from January 1, 1997 through March 30, 1998:

          On January 16, 1997 the Registrant filed with the Securities and Exchange Commission a current report on Form 8-K regarding the sale of the assets of the Fairfield Dental Center practice to Drs. Barfield and Payne. The Fairfield practice, with 1995 revenues of approximately $2,000,000, represented approximately 11.9% of the total revenue of the Company. The Fairfield practice was sold for a purchase price of approximately $885,000, of which approximately $410,000 represented forgiveness of debt. (Also see Item 1)

          On February 11, 1997, the Registrant filed with the Securities and Exchange Commission a current report on Form 8-K regarding the sale of the assets of the Dental Team of Delray Beach practice to Dr. Richard Staller. The Delray Beach practice, with 1995 revenues of approximately $859,135, represented approximately 5.1% of the total revenue of the Company. The Delray Beach practice was sold for a purchase price of approximately $200,000 in the form of forgiveness of debt. (Also see Item 1)

          On May 23, 1997, the Registrant filed with the Securities and Exchange Commission a current report on Form 8-K regarding the sale of the assets comprising the Century Dental Center to Valley Forge Dental Associates, P.C. The Century Dental practice, with 1996 revenues of approximately $965,000, represented approximately 5.3% of the total revenue of PDMC. The Century practice was sold for $585,000. The sales price includes $235,000 in cash, $140,000 in contingency payments, a $30,000 note receivable, and forgiveness of debt of approximately $180,000. (Also see Item 1)

          On June 6, 1997, the Registrant filed with the Securities and Exchange Commission a current report on Form 8-K regarding the sale of the assets comprising the Mason Dental Southeast, Inc / Renaissance Dental Studio to Mr. Lawrence Ceraulo, individually and doing business as Certex Dental Studio. The Mason Dental Southeast, Inc. / Renaissance Dental Studio, with 1996 revenues of approximately $390,000, represented approximately 2.2% of the total revenue of PDMC. The Mason Dental Southeast, Inc. / Renaissance Dental Studio was sold for $92,096 in the form of a short-term note; and additional short-term note payable to purchase supplies in the amount of $9,847; and an assumption of an existing note payable of $18,372.

          On August 28, 1997, the Registrant filed with the Securities and Exchange Commission a current report on Form 8-K regarding, (i) the approval by the Registrant of a five-for-one reverse stock split of it's common stock, (ii) the election of the Board of Directors of the Registrant, and (iii) the Registrants Balance Sheet and Statement of Operations as of July 31, 1997.

          On September 29, 1997, the Registrant filed with the Securities and Exchange Commission a current report on Form 8-K regarding the resignation of Dr. Richard S. Sokol from the Registrant's Board of Directors.

                                 EXHIBIT 21.1
                        Subsidiaries of the Registrant

1.  Princeton Medical Management Midwest, Inc., a Michigan Corporation.

2.  Princeton Medical Management Northeast, Inc., a Florida Corporation.

3.  Princeton Medical Management Southeast, Inc., a Florida Corporation.

4.  Mason Dental Midwest, Inc., a Michigan Corporation.

5.  Mason Dental Southeast, Inc., a Florida Corporation.

6.  AmDisCo, Inc, an Illinois Corporation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report of Form 10-KSB for the year ended December 31, 1997, to be signed on its behalf, by the undersigned thereunto duly authorized.

              DATED:                   Princeton Dental Management Corporation

                                                By: __________________________
                                                              Gary A. Lockwood
                                                        President and Director


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report of Form 10-KSB for the year ended December 31, 1997, to be signed on its behalf, by the undersigned thereunto duly authorized.

              DATED:                  Princeton  Dental Management Corporation

                                                By: __________________________
                                                          Frank Leonard Laport
                                                   Chairman, CEO, and Director



              DATED:                  Princeton  Dental Management Corporation

                                                By: __________________________
                                                              Gary A. Lockwood
                                                   President, COO and Director




              DATED:                  Princeton  Dental Management Corporation

                                                By: __________________________
                                                             George B. Collins
                                                                      Director



              DATED:                  Princeton  Dental Management Corporation

                                                By: __________________________
                                                         Dr. Zigmund C. Porter
                                                                      Director



              DATED:                  Princeton  Dental Management Corporation

                                                By: __________________________
                                                          Barbara M. Kamenczak
                                                      Chief Accounting Officer

                                PRINCETON DENTAL
                             MANAGEMENT CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996
                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

[KIRKLAND, RUSS, MURPHY & TAPP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Princeton Dental Management Corporation:

We have audited the accompanying consolidated balance sheets of Princeton Dental Management Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Princeton Dental Management Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Princeton Dental Management Corporation will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company's recurring losses from operations and its net working capital deficiency raise substantial doubt about the entity's ability to continue as a going concern. Management's operational plans in regard to these matters are also described in Notes 14 and 15. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


/s/ KIRKLAND, RUSS, MURPHY & TAPP

March 6, 1998
Clearwater, Florida

                     PRINCETON DENTAL MANAGEMENT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

DECEMBER 31,                                                   1997         1996
-----------------------------------------------------------------------------------
                                     ASSETS

Current assets:
   Cash and cash equivalents                               $   46,644       185,235
   Accounts receivable, net of allowances for doubtful
     accounts of $189,000 and $297,000, respectively          922,383     1,170,640
   Current portion of loans receivable                        298,637         9,991
   Inventories                                                107,951       105,193
   Other current assets                                        89,513        95,847
                                                           ----------    ----------

             Total current assets                           1,465,128     1,566,906

Property and equipment, net                                   756,579     1,159,524
Goodwill, net of accumulated amortization of $2,001,616
   and $1,948,760, respectively                             5,542,358     7,002,192
Loans receivable                                               50,000        10,820
Other assets, net                                             441,936       543,512
                                                           ----------    ----------

                                                           $8,256,001    10,282,954
                                                           ==========    ==========

DECEMBER 31,                                                         1997            1996
---------------------------------------------------------------------------------------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Bank debit balances                                          $     69,849               --
   Notes payable                                                      60,591          179,000
   Notes payable to shareholders                                          --          122,948
   Current portion of capital lease obligations                       18,849           25,883
   Current portion of long-term debt                                 849,184          715,806
   Convertible secured debt                                        2,133,428        2,115,924
   Accounts payable                                                  922,994        1,386,134
   Accrued salaries and wages                                        476,178          743,958
   Other accrued expenses                                            711,930          639,495
                                                                ------------     ------------

             Total current liabilities                             5,243,003        5,929,148

Long-term debt, excluding current portion                          1,787,436        3,267,106
Capital lease obligations, excluding current portion                  18,588           38,145
                                                                ------------     ------------

             Total liabilities                                     7,049,027        9,234,399
                                                                ------------     ------------

Shareholders' equity:
   Series A 11.75% Cumulative Convertible Preferred Stock
     par value $1.00 per share; authorized shares-1,000,000;
     issued and outstanding - 2,848 at December 31, 1997
     and 1996                                                          2,848            2,848
   Series B Preferred stock, par value $1.00 per share;
     authorized shares - 100; issued and outstanding-100
     at December 31, 1997 and 1996                                       100              100
   Common stock, par value $0.0001 per share;  authorized
     shares - 25,000,000; issued and outstanding-2,024,465
     at December 31, 1997 and 1996                                       202              202
   Less:  8,507 and 61,888 shares Common stock held in
     treasury, at cost at December 31, 1997 and 1996                (181,771)        (331,771)
   Additional paid-in capital                                     15,108,366       15,108,366
   Accumulated deficit                                           (13,722,771)     (13,731,190)
                                                                ------------     ------------

             Net shareholders' equity                              1,206,974        1,048,555
                                                                ------------     ------------

                                                                $  8,256,001       10,282,954
                                                                ============     ============

See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,                                     1997             1996
--------------------------------------------------------------------------------------
Revenue:
   Practice revenue                                      $  9,604,047       14,109,983
   Laboratory revenue                                       4,191,745        3,934,230
                                                         ------------     ------------

              Total revenue                                13,795,792       18,044,213
                                                         ------------     ------------

Expenses:
   Practice compensation and benefits                       7,166,391       10,827,174
   Other practice expenses                                  1,895,492        2,745,618
   Cost of laboratory revenue and laboratory expenses       3,389,324        3,529,297
   General corporate expenses                                 548,917        1,451,227
   Depreciation and amortization                              881,845        1,073,815
   Impairment of long-lived assets                                 --        3,499,172
                                                         ------------     ------------

              Total operating expenses                     13,881,969       23,126,303
                                                         ------------     ------------

Operating loss                                                (86,177)      (5,082,090)

Gain on sale of practices/lab                                 282,590               --
Loss on disposal of property and equipment                     (7,896)          (3,598)
Interest expense                                             (236,391)        (714,997)
Other income                                                   56,293           51,081
                                                         ------------     ------------

Income (loss) before provision for income taxes                 8,419       (5,749,604)

Provision for income taxes                                         --               --
                                                         ------------     ------------

              Net income (loss)                          $      8,419       (5,749,604)
                                                         ============     ============

Basic net income (loss) per share of common stock        $         --            (3.23)

Basic weighted common shares outstanding                    2,024,465        1,779,575
                                                         ============     ============

Diluted net income (loss) per share of common stock      $         --            (3.23)

Diluted weighted common shares outstanding                  3,019,483        1,779,575
                                                         ============     ============


See accompanying notes to consolidated financial statements

                     PRINCETON DENTAL MANAGEMENT CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                Series A 11.75%
                                             Cumulative Convertible         Series B
                                                Preferred stock          Preferred stock             Common stock
                                             ----------------------    --------------------    ------------------------   Treasury
                                             Shares        Amount      Shares      Amount       Shares         Amount       Stock
                                             ------     -----------    ------   -----------     ------      -----------   --------
Balances at December 31, 1995                    --     $        --       --      $    --      1,623,974       $ 162            --
Issuance of common stock at $7.05/
 share in lieu of cash bonus                     --              --       --           --         10,000           1            --

Issuance of Series A Preferred Stock
 in connection with refinancing               3,600           3,600       --           --             --          --            --

Issuance of common stock at $1.80/
 share upon conversion of Series A
 Preferred Stock and Convertible Debt          (882)           (882)      --           --        390,491          39            --

Issuance of Series A Preferred Stock            130             130       --           --             --          --            --

Issuance of Series B Preferred Stock             --              --      100          100             --          --            --

Conversion of 58,333 shares of
 common stock at $5.70/share into
  Series A Preferred Stock and
  Convertible Debt and 3,555 shares
  surrendered, held  in treasury                 --              --       --           --             --          --      (331,771)

Net loss                                         --              --       --           --             --          --            --
                                              -----     -----------      ---      -------      ---------       -----      --------

Balances at  December 31, 1996                2,848           2,848      100          100      2,024,465         202      (331,771)

Issuance of common stock of 53,381
 shares, held in treasury upon conversion
 of convertible debt                             --              --       --           --             --          --       150,000

Net income                                       --              --       --           --             --          --            --
                                              -----     -----------      ---      -------      ---------       -----      --------

Balances at December 31, 1997                 2,848     $     2,848      100      $   100      2,024,465       $ 202      (181,771)
                                              =====     ===========      ===      =======      =========       =====      ========


                                                 Additional                         Net
                                                   Paid-in      Accumulated     Shareholders'
                                                   Capital        Deficit          Equity
                                                 ----------     -----------     -------------
Balances at December 31, 1995                   14,055,695     (7,981,586)      6,074,271
Issuance of common stock at $7.05/
 share in lieu of cash bonus                        70,749             --          70,750

Issuance of Series A Preferred Stock
 in connection with refinancing                    356,377             --         359,977

Issuance of common stock at $1.80/
 share upon conversion of Series A
 Preferred Stock and Convertible Debt              612,675             --         611,832

Issuance of Series A Preferred Stock                12,870             --          13,000

Issuance of Series B Preferred Stock                    --             --             100

Conversion of 58,333 shares of
 common stock at $5.70/share into
  Series A Preferred Stock and
  Convertible Debt and 3,555 shares
  surrendered, held  in treasury                        --             --        (331,771)

Net loss                                                --     (5,749,604)     (5,749,604)
                                                ----------    -----------       ---------

Balances at  December 31, 1996                  15,108,366    (13,731,190)      1,048,555

Issuance of common stock of 53,381
 shares, held in treasury upon conversion
 of convertible debt                                    --             --         150,000

Net income                                              --          8,419           8,419
                                                ----------    -----------       ---------

Balances at December 31, 1997                   15,108,366    (13,722,771)      1,206,974
                                                ==========    ===========       =========


See accompanying notes to consolidated financial statements.

                    PRINCETON DENTAL MANAGEMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                          1997           1996
----------------------------------------------------------------------------------------
Operating activities:
   Net income (loss)                                           $    8,419     (5,749,604)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
         Depreciation and amortization                            881,845      1,076,836
         Impairment of long-lived assets                               --      3,499,172
         Loss on disposal of property and equipment                 7,896          3,598
         Interest expense                                              --        236,350
         Provision for bad debts                                 (108,298)        22,000
         Stock redemption price in excess of market                    --         18,229
         Issuance of stock under incentive Stock Bonus Plan            --         70,750
         Gain on sale of practices/lab                           (282,590)            --
         Changes in operating assets and liabilities:
             Accounts receivable                                   95,802        (54,171)
             Inventories                                          (12,605)         6,361
             Other current assets                                   6,334         23,054
             Accounts payable                                    (443,661)       771,452
             Accrued expenses                                    (111,095)       301,864
                                                               ----------     ----------

                 Net cash provided by operating activities         42,047        225,891
                                                               ----------     ----------

Investing activities:
   Purchase of property and equipment                            (145,971)      (153,299)
   Purchases of dental labs                                            --         (5,407)
   Proceeds from notes receivable                                 108,551          1,118
   Proceeds from sale of equipment                                  2,528             --
   Other assets                                                    12,093        (38,971)
   Proceeds from sale of practices/lab                            668,461             --
                                                               ----------     ----------

                 Net cash provided by (used in)
                   investing activities                           645,662       (196,559)
                                                               ----------     ----------

Financing activities:
   Proceeds from notes payable                                         --        179,000
   Proceeds from notes payable to shareholders                         --             --
   Proceeds from issuance of Series A preferred stock                  --         13,000
   Proceeds from issuance of convertible secured debt              17,504        187,000
   Proceeds from issuance of Series B preferred stock                  --            100
   Proceeds from issuance of long-term debt                            --         30,089
   Principal payments on notes payable                           (118,409)       (18,835)
   Principal payments on long-term debt                          (578,847)      (312,834)
   Principal payments on note payable to shareholders            (122,948)       (15,000)
   Principal payments on capital lease obligations                (23,600)       (31,489)
                                                               ----------     ----------

                 Net cash provided by (used in)
                   financing activities                          (826,300)        31,031
                                                               ----------     ----------

                    PRINCETON DENTAL MANAGEMENT CORPORATION

YEARS ENDED DECEMBER 31,                                    1997          1996
--------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents         $(138,591)       60,363

Cash and cash equivalents at beginning of period           185,235       124,872
                                                         ---------     ---------

Cash and cash equivalents at end of period               $  46,644       185,235
                                                         =========     =========


Supplemental schedule of non-cash financing and investing activities:

During 1996, the President of the Company was issued 10,000 shares of common stock valued at $70,750.

During 1996, $128,543 of debt, $12,816 of accrued interest, $150,000 of common stock, and closing costs of $68,617 were converted into Series A Cumulative Preferred stock.

During 1996, accrued interest of $223,534 and closing costs and fees of $448,279 were capitalized to the principal balance of the convertible debt.

During 1996, 58,333 shares of Regulation D common stock ($5.70/share) were converted into $150,000 and $200,000 of Series A Preferred Stock and Convertible Debt, respectively.

During 1996, $88,168 of Series A Cumulative Preferred stock and $611,832 of convertible debt were converted into 390,491 shares of common stock.

During 1997 and 1996, the Company incurred $12,734 and $61,404, respectively of capital lease obligations.

During 1997, the Company converted $150,000 of outstanding debt into 53,381 shares of common stock, previously held as treasury stock.

Interest paid was approximately $179,000 and $320,000 for the years ended December 31, 1997 and 1996, respectively.



See accompanying notes to consolidated financial statements.

                     PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996



(1)     ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

        On October 22, 1986, the Company was organized as Princeton Dental Management Corporation, a Delaware corporation. The Company had limited activity up through its first issuances of common stock in June 1987. The Company owns and manages dental practices and labs in Florida and Michigan.

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


                                                                     (continued)

                     PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        (f)  Goodwill

             Goodwill represents excess of purchase price over the fair value of net assets acquired, net of any liabilities assumed, from dental practices and other operations acquired by the Company. Amortization of goodwill totaled approximately $473,000 and $654,000 for the years ended December 31, 1997 and 1996, respectively.

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

        (h)  Income Taxes

             The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect as the differences reverse.

        (i)  Estimates

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

        (j)  Concentrations of Credit Risk

             Cash balances are maintained in financial institutions. Occasionally, deposits exceed amounts insured by the Federal Deposit Insurance Corporation.



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

        (l)  Fair Value of Financial Instruments

             At December 31, 1997 and 1996, the carrying value of all financial instruments approximated their fair values.

        (m)  Reclassifications

             The accompanying consolidated financial statements contain certain reclassifications of previously reported information. The reclassifications have been made to more appropriately reflect the operating results of the Company.

        (n)  Reverse Stock Split

             The Board of Directors authorized a one-for-five reverse stock split effective August 18, 1997. All share and per share data have been retroactively restated to give effect to this reverse stock split.

        (o)  Net Income (Loss) Per Share of Common Stock

             In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS
             128). Under SFAS 128, basic net income (loss) per share of common stock is computed by dividing income available to common stockholders by the weighted average number of common shares actually outstanding during the period. Diluted net income (loss) per share of common stock presents income attributable to common shares actually outstanding plus dilutive potential common shares outstanding during the period. See Note 10 for the computation of basic and diluted net income (loss) per common stock as required by SFAS No. 128.

                                                                     (continued)

                     PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)     LOANS RECEIVABLE

        The majority of loans receivable have resulted from the sale of various practices/lab during 1997 (Note 12).

(3)     PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at December 31:

                                                     1997              1996
                                                 -----------          ---------
Dental equipment                                 $   817,826          1,037,094
Laboratory and delivery equipment                    266,951            291,928
Office furniture and equipment                       247,142            207,206
Computer equipment and software                      306,361            339,786
Leasehold improvements                               236,591            334,261
                                                 -----------        -----------
                                                   1,874,871          2,210,275
Less accumulated depreciation
    and amortization                              (1,118,292)        (1,050,751)
                                                 -----------        -----------

                                                 $   756,579          1,159,524
                                                 ===========        ===========

        Depreciation and amortization related to property and equipment totaled approximately $320,000 and $372,000, respectively for the years ended December 31, 1997 and 1996, including amounts classified within cost of laboratory revenue.

(4)     NOTES PAYABLE TO SHAREHOLDERS

        At December 31, 1996, notes payable to shareholders consist of a 13.25% demand note payable of $82,500 and demand notes totaling $40,448 to a shareholder's (who is also a former director) partnership. These notes have terms similar to the Letter Agreement (Note 14). While it was originally contemplated that these notes would be considered advances under the Financing Arrangements (Note 14), the partnership subsequently filed a lawsuit demanding repayment of these notes payable totaling $122,948 plus accrued interest During 1997, the Company repaid all amounts outstanding, including all accrued interest.


                                                                     (continued)

                      PRINCETON DENTAL MANAGEMENT CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)     NOTES PAYABLE

        Notes payable as of December 31 consist of the following:

                                                                1997       1996
                                                              -------    -------
Demand note payable to Dickerson Investment Group,
Inc. bearing interest at 1% over the prime rate (9.5%
at December 31, 1997).                                        $60,591    179,000
                                                              -------    -------

             Total notes payable                              $60,591    179,000
                                                              =======    =======

        The Dickerson Investment Group, Inc. is controlled by a former owner of Mason.

(6)     LONG-TERM DEBT

        Long-term debt as of December 31 consists of the following:

                                                                               1997           1996
                                                                            -----------     ---------
Note payable to shareholders, issued in connection with the acquisition of Mason. Payments may be contractually restricted based on Mason's average monthly cash flow before intercompany transactions as defined in the purchase agreement. If restricted, principal and interest payments may be made in common stock of the Company. Beginning January, 1997, the
Company began making monthly installments of $21,610 with interest at 8%
through March 2006, secured by stock of Mason. Effective July, 1997, interest was waived through June, 1998. The monthly principal installments approximate $10,300 during this period. This waiver reduced the effective interest rate over the remaining life of the loan. During
1997, $150,000 of this note was converted to common stock, previously
held in treasury.                                                           $ 1,416,572     1,787,536


Note payable to shareholder in monthly installments of $12,133, including interest at 8% through January 1, 1998, with remaining principal due January 1, 1998, secured by stock of American Dental
Health - Battle Creek, P.C.                                                     430,300       537,132


                                                                     (continued)

                     PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            1997        1996
                                                                          --------     -------
Promissory notes payable to shareholder and shareholder
affiliate bearing interest at 8% per annum, payable in equal monthly installments of $3,215 through April 1, 1998, with a balloon payment of the unpaid principal balance payable with
the 60th payment.  Repaid in 1997.                                        $      -     189,460

Notes payable to individual investors, unsecured, bearing interest at rates ranging from 8% to 10%, requiring various quarterly installments ranging from $320 to $1,280, including interest, through October 1997.
Balance of $20,000, payable in equal quarterly installments of $5,000,
including interest at 12% through December 1998.                            20,000      34,324

Notes payable to seller of laboratory assets of Mason in monthly installments of $5,000 including interest at 9% ($25,000 payable
October, 1998) through September, 1999.  Balloon payment
of approximately $30,000 due October, 1999.                                140,867     218,500

Note payable to shareholders in monthly installments of
$6,541 including interest at 8% through February 15, 2004,
secured by all assets transferred in connection with the acquisition of CDN and by the stock of Fairfield Dental Center, P.A.  Repaid
in 1997.                                                                         -     426,440

Note payable to shareholders in monthly installments of $12,102 including interest at 7.48% through June 30, 2002, secured by all assets transferred in connection with the acquisition of The Dental Team and
the stock of The Florida Dental Team P.A.                                  539,703     655,719

Unsecured note payable to shareholder, interest only due
monthly at 12%.  Upon demand of the shareholder, the note will be paid in 36 equal monthly installments of $2,325 including interest at 12%.  Incurred in connection with the acquisition
of The Dental Team.                                                         70,000      70,000


                                                                     (continued)

                     PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          1997            1996
                                                                      -----------     -----------
Notes payable to various sellers of dental laboratory assets bearing interest at rates ranging from 7% to 8%, payable
in monthly installments totaling $269, including interest
through April, 1998.                                                  $     1,062          24,226

Unsecured notes payable to certain shareholders of the Company, bearing interest at 10%.  Payable in monthly installments totaling
$3,510 through October 1997.  Repaid in 1997.                                  --          13,321

Notes payable to financial institutions, secured by delivery equipment, bearing interest ranging from 7.9% to 11.75%,
payable in monthly installments totaling $1,109, including
interest through February, 1999; $706 through June, 1999
and $304 through November, 1999.                                      $    18,116          26,254
                                                                      -----------     -----------
                                                                        2,636,620       3,982,912
Current portion of long-term debt                                        (849,184)       (715,806)
                                                                      -----------     -----------
Long-term debt, excluding current portion                             $ 1,787,436       3,267,106
                                                                      ===========     ===========

        Substantially all long-term debt is secured by the assets of the Company, its subsidiaries, life insurance policies or various other assets.

        Scheduled maturities of long-term debt for the years subsequent to December 31, 1997 are as follows: 1998 - $849,184; 1999 - $339,960; 2000
        - $277,281; 2001, $277,999; 2002 - $221,309 and thereafter - $670,887.

(7)     CAPITAL LEASE OBLIGATIONS

        The Company is obligated under various lease agreements for certain office equipment. These leases are noncancelable and require monthly payments through April 2000. Following is a schedule of future minimum lease payments under capital leases:

Year Ended December 31,
     1998                                                              $ 22,235
     1999                                                                19,033
     2000                                                                   656
                                                                       --------

     Total minimum lease payments                                        41,924

     Less amount representing interest                                   (4,487)

     Present value of net minimum lease payments                         37,437

     Less current portion of capital lease obligations                  (18,849)
                                                                       --------

     Capital lease obligations, excluding current portion              $ 18,588
                                                                       ========

                     PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

             The price of NSOs shall be specified by the Board at the time the option is granted, and may be less than the fair market value of the underlying shares of common stock on the date such NSO is granted, but may not be less than the par value of the underlying shares of common stock. Each stock option granted under the 1993 Option Plan expires on the date specified in the option agreement, which date shall not be later than the tenth anniversary of the date on which the option was granted (fifth anniversary in the case of a greater-than-10% shareholder). The Board of Directors approved 67,900 shares to be reserved for issuance pursuant to the 1993 Option Plan. The 1993 Option Plan will terminate in June 2003, or on such earlier date as the Board of Directors may determine.

             During 1996, the Company issued ISO's to two directors to purchase an aggregate of 50,000 shares of the Company's common stock at $5.95 per share, vesting in equal installments over three years commencing one year from the date of grant and expiring in March 1999. Subsequent to the initial grant and pursuant to an agreement with the directors, the ISO grant was reduced to 32,400 shares of the Company's common stock (Note 13).


                                                                     (continued)

                     PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        During 1996, the Company issued a warrant to Stratum Management, Inc. and certain consultants to purchase 120,000 shares of the Company's common stock at $5.00 per share. The warrant expires December 31, 1998. Subsequent to issuance and pursuant to an agreement with Stratum Management, Inc. and certain consultants, the warrant was reduced to 77,600 shares of the Company's common stock (Note 14).

        During 1996, the Company issued ISO's to an employee to purchase 20,000 shares of the Company's common stock at $4.35 per share vesting in varying installments over three and one-half years and expiring in January 2003.

        On September 27, 1996, the Board of Directors declared an extension period of twelve months for the expiration date of the warrants issued pursuant to the Company's initial public offering on April 15, 1992. Further extensions beyond October 12, 1998 of the expiration date of these warrants may hereafter be determined by the Board of Directors up to a total of an additional twelve months or such additional time in such increments as the Board of Directors may determine in accordance with the terms of the related Warrant Agreement.

        The Company has adopted the disclosure - only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123). Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation and other cost for the Company's stock option plan for employees or directors or issued warrants been determined based on the fair value at the grant date or issuance for awards in 1996, consistent with the provisions of SFAS 123, the impact on net loss would have been immaterial.

        Information regarding the employee option plan for 1997 and 1996 is as follows:

        Summary of the Status of the Company's Stock Options and Warrants

                                               1997                               1996
                                     --------------------------             ----------------
                                               Weighted Average             Weighted Average
                                     Shares     Exercise Price     Shares    Exercise Price
                                     ------     --------------     ------    --------------
Outstanding at the beginning of
  the year                           140,000      $     5.90        12,000     $    14.90
Granted (exercise price equals
  market)                                 --              --       130,000           5.15
Exercised                                 --              --            --             --
Forfeited                                 --              --        (2,000)         10.00
                                     -------      ----------       -------     ----------

Outstanding at year end              140,000      $     5.90       140,000           5.90
                                     =======      ==========       =======     ==========

Options and warrants exercisable
  at year end                        104,400                        85,600
                                     =======                       =======

Weighted average fair value of
  options granted and warrants
  issued during the year                 N/A                      $    .80

                     PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Summary of Company Stock Options and Warrants Prices

                OPTIONS AND WARRANTS OUTSTANDING                       OPTIONS AND WARRANTS EXERCISABLE
   ---------------------------------------------------------------     --------------------------------
                               Weighted average
    Range of        Number        remaining                              Number
    exercise     Outstanding     contractual      Weighted average     exercisable             Exercise
     price         12/31/97      life (years)      exercise price        12/31/97               price
    --------     -----------   ----------------   ----------------     -----------             --------
   $   20.00         4,000           5.0             $   20.00             4,000              $   20.00
       13.15         6,000           1.3                 13.15             6,000                  13.15
        5.95        32,400           1.3                  5.95            10,800                   5.95
        5.00        77,600           1.0                  5.00            77,600                   5.00
        4.35        20,000           5.0                  4.35             6,000                   4.35
   ---------       -------           ---             ---------           -------              ---------
   $   (4.35)
       20.00       140,000           1.7             $    5.90           104,400              $    6.10
   =========       =======           ===             =========           =======              =========

        Additionally, certain default warrants are outstanding under the terms of the Financing Agreement (Note 14) which can be exercised only upon certain events of default, as defined.

(9)     INCOME TAXES

        The Company had no income tax expense in 1997 and 1996. The Company utilized tax net operating loss (NOL) carryforwards to offset taxable income in 1997.

        As of December 31, 1997, the Company has approximately $6,500,000 in tax net operating loss (NOL) carryforwards available to offset future taxable income through 2012.

        For financial statement reporting purposes, a valuation allowance of approximately $2,627,000 and $2,712,000 has been recognized to offset net deferred tax assets in 1997 and 1996, respectively. This valuation allowance (decreased) increased approximately $(85,000) and $800,000 during 1997 and 1996, respectively. The utilization of NOL carryforwards may be delayed because of ownership changes resulting from the Company's initial public offering and other issuances of stock. The maximum amount of loss carryforwards allowed to be utilized each year is determined by multiplying the value of the Company at the time of the change in ownership by the federal long-term tax-exempt rate.


                                                                     (continued)

                     PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                              1997           1996
                                                           -----------    -----------
          Deferred tax assets:
             Net operating loss carryforwards              $ 2,533,000      2,555,000
             Allowance for doubtful accounts                    74,000        104,000
             Intangibles                                            --         66,000
             Other                                              20,000         17,000
                                                           -----------    -----------

               Total deferred tax assets                     2,627,000      2,742,000
                                                           -----------    -----------

             Valuation allowance for deferred tax assets    (2,627,000)    (2,712,000)
                                                           -----------    -----------
               Net deferred tax assets                              --         30,000
                                                           -----------    -----------

             Deferred tax liabilities:
             Fixed assets                                           --         30,000
               Intangibles                                          --             --
                                                           -----------    -----------

          Total deferred tax liabilities                            --         30,000
                                                           -----------    -----------

               Net deferred taxes                          $        --             --
                                                           ===========    ===========

(10)      NET INCOME (LOSS) PER SHARE OF COMMON STOCK

          The following table represents the computation of basic and diluted net income (loss) per share of common stock as required by SFAS No. 128.

                                                               December 31,    December 31,
                                                                   1997           1996
                                                               ------------    ------------
          Net income (loss)                                     $    8,419     (5,749,604)
          Preferred dividends                                           --             --
                                                                ----------     ----------
          Net income applicable to common
            share owners                                        $    8,419     (5,749,604)
                                                                ==========     ==========

          Basic weighted common shares outstanding               2,024,465      1,779,575
                                                                ----------     ----------

          Net income (loss) per common share                    $       --          (3.23)
                                                                ==========     ==========

                     PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                   December 31,      December 31,
                                                       1997              1996
                                                   ------------      ------------
Effect of dilutive securities:
  Warrants                                             995,018               --
  Dilutive weighted common shares
  outstanding                                        3,019,483        1,779,575
                                                    ----------        ---------
  Dilutive net income (loss) per common
      share                                         $       --            (3.23)
                                                    ==========        =========

        Certain options, convertible debt and convertible preferred stock were not included in computing dilutive net income (loss) per share of common stock because their effects were anti-dilutive.

(11)    COMMITMENTS AND CONTINGENCIES

        (a)  Operating Leases

             The Company leases office facilities and equipment under various operating leases. Rent expense under operating leases was approximately $690,000 and $947,000 for the years ended December 31, 1997 and 1996, respectively.

             The Company entered into operating leases for its corporate office and its telephone system, on a month to month basis, from its Chairman and Chief Executive Officer in September 1996. Monthly rent expense under these leases are $1,555 and $570, respectively.

             The future minimum lease payments under these operating leases for the years subsequent to December 31, 1997 are as follows: 1998; $744,000, 1999; $616,000, 2000; $473,000, 2001; $475,000, 2002;
             $271,000 and thereafter $85,000.

        (b)  Consulting and Employment Agreements

             During 1995, the Company entered into an agreement with Stratum Management, Inc. and certain individual consultants (collectively, the "Consultants") for consulting services effective June 20, 1995 and continuing through 2006, terminable by either party at any time. Effective January 1, 1996, the Consultants received $42,000 per month and a warrant to purchase 120,000 shares (subsequently reduced to 77,600 shares) of common stock at $5.00 per share.

             During 1996, the Company entered into an agreement with Dr. Charles
             R. Mitchell, who was appointed as President of the Company during 1995. The agreement provided for an annual salary of $96,000, issuance of 10,000 shares of the Company's common stock and certain fringe benefits. The agreement had a three year term but could be terminated by either party upon certain conditions.

                     PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



             In September 1996, in connection with the issuance of the Class B Preferred stock, the aforementioned Consulting and Employment agreements were terminated. In addition, the Consultants warrant to purchase common stock was reduced from 120,000 to 77,600 shares (Note 14).

             During 1996, the Company amended two employment agreements to increase annual compensation to approximately $107,000 per employee. In addition, one employee receives an additional $12,000 annually for reimbursement of certain expenses and was granted incentive stock options (Note 8). The agreements provide for annual compensation increases and expire in May 2001 although either the employee or the Company may terminate the agreement upon ninety days written notice.

        (c)  Medical Malpractice Claims

             The Company is insured with respect to medical malpractice risks up to $1,000,000 per claim with a $3,000,000 annual aggregate claims limit.

(12)    BUSINESS ACQUISITIONS/SALES

        During 1996, the Company acquired the assets of two dental laboratories for approximately $5,000 in cash and promissory notes of approximately $28,000. The excess purchase price over the fair value of the assets acquired approximated $5,407.

        During 1997, the Company sold three dental practices and a laboratory for approximately $668,000 in cash, $436,000 in notes receivable (Note
        2) and the buyers' assumption of certain debt and other liabilities of $674,000. The Company recognized a gain on sale of these practices/lab of approximately $283,000. Combined sales of these entities for their last complete fiscal year (1996) was approximately $4,000,000.

(13)    LITIGATION

        The Company is involved in a number of legal proceedings related to malpractice, worker's compensation, general employment and contract disputes all in various stages of proceedings, most of which will be covered by insurance. Management believes settlements, if any, in excess of insurance coverage would be immaterial.

        During September 1996, the Company and certain investors prevailed in a lawsuit against two former officers and shareholders of the Company. As a result, the former officers and shareholders surrendered 3,555 shares of common stock to the Company. These surrendered shares are being held in treasury.


                                                                     (continued)

                     PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(14)    FINANCING AGREEMENT

        On April 22, 1996, the Company entered into a financing agreement pursuant to which the Company issued Convertible Secured Debt (Convertible Debt) of $2,483,620 and 3,599.77 shares of Series A 11.75% Cumulative Convertible Preferred Stock (Preferred Stock) to Amsterdam Equities Limited, Frank Leonard Laport and Beverly Trust Company, as custodian for the Frank Leonard Laport Rollover Individual Retirement Account No. 75-49990 (Investor Group). The Convertible Debt and Preferred Stock replaced indebtedness of the Company at April 22, 1996, in the amount of $1,976,700 incurred under a letter agreement dated December 7, 1994 (Letter Agreement) and that certain Secured Revolving Demand Note dated January 27, 1995 (the Secured Note). Under the terms of the Convertible Debt and Preferred Stock Agreements (also referred to herein collectively as the Financing Arrangements) the Investor Group may lend additional funds, in increments to be determined solely by the Investor Group. The funds may be used by the Company subject to the approval of the Investor Group, to fund certain acquisitions. The Convertible Debt and Preferred Stock were initially to bear interest and have a coupon rate, respectively of 11.75%, plus the payment of any withholding taxes which may be due and owing with respect to any person which is a foreign entity. Payments on the Convertible Debt/Preferred Stock were interest only due in quarterly installments which were to begin in September 1996. Interest accrued of $57,136 under the Financing Arrangements at June 30, 1996 was added to the principal balance at that date. The Convertible Debt/Preferred Stock originally had a maturity of seven years from the date of closing, subject to acceleration in the event of a default. Subsequent to September 30, 1996, the Company was unable to pay the interest only requirements of the Financing Arrangements, therefore effective October 1, 1996 until the accrued interest is paid, interest began to accrue at the default rate of 21.75%. The accrued interest on the Convertible Debt totaled $193,600 at December 31, 1997 and 1996.

        In addition to the amount owed under the Letter Agreement and the Secured Note, the terms of the Financing Arrangements called for the conversion of 58,333 shares of Regulation D stock held by the Investor Group into $350,000 of Convertible Debt and Preferred Stock. The shares of common stock redeemed are being held in treasury.

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

        The terms of the Financing Arrangements provided the Investor Group with certain rights pertaining to the registration of any common stock to which the Investor Group may convert from Convertible Debt or Preferred Stock, certain anti-dilution rights, and a right of first refusal on any future offering of the Company's securities.


                                                                     (continued)

                     PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

        In addition, pursuant to the terms of the Financing Arrangements, the Company issued to the holders of the Convertible Debt and the Preferred Stock warrants to purchase shares of common stock at an exercise price of $.50 per share (subsequently reduced to $.05 per share, subject to adjustment, under the terms of the Modification Agreement). The Investor Group may exercise the warrants only upon the occurrence of an event of default under the terms of certain minimum financial goals, as defined in the Financing Arrangements. As of December 31, 1997, the Company was in default under the Financing Agreement and the stated financial goals were not met, and, accordingly, the default warrants are exercisable by the Investor Group upon payment of the exercise price. Should the Company cure the default and meet the minimum financial goals, the default warrants would not be exercisable. The cumulative effect of the issuance of shares pursuant to the default warrant and conversion of all Convertible Debt and Preferred Stock could result in ownership by the Investor Group of approximately 85% of the Company's total issued and outstanding common stock. To date, the Investor Group has taken no steps to exercise these default warrants.

        In August 1996, the Company entered into a Letter Agreement by and among the Company, Dr. Charles R. Mitchell, a former President of the Company; the former Consultants to the Company, certain directors of the Company and the Investor Group. Under the Letter Agreement, the Series B Preferred Stock was amended to be immediately effective and Class B Preferred Stock was issued to Amsterdam. The Class B Preferred Stock entitled Amsterdam to elect a Director to the Board of Directors of the Company who would have super majority voting powers. In effect, the Class B director appointed by Amsterdam shall have the number of votes on the Board of Directors as the current Board currently holds, plus one vote. The amendment and activation of the Class B Preferred Stock occurred upon the satisfaction of the following two conditions: (i) delivery to the Company of a notice, pursuant to which the Investor Group would convert an aggregate amount of $700,000 of currently outstanding Convertible Debt and Preferred Stock into the Company's Common Stock in accordance with the contractual terms of the Financing Arrangements and (ii) upon the advance to the Company of an additional $200,000 pursuant to the Financing Arrangements.


                                                                     (continued)

                     PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        In connection with the issuance of the Class B Preferred Stock, the provision of additional funding and conversion of debt, the Consultants and certain directors of the Company agreed to forfeit, on a pro rata basis, an aggregate amount of 60,000 options and warrants to purchase the Company's Common Stock.

        Pursuant to a Modification Agreement (Modified Agreement) entered into between the Investor Group and the Company dated July 1, 1997, the Investor Group agreed, conditioned upon continued listing by the Company on the Nasdaq SmallCap Market and similar concessions by another significant Company creditor, to waive all accumulated and ongoing interest and/or dividends on the Convertible Debt/Preferred Stock for the period from January 1, 1997 through December 31, 1997.

        The Convertible Debt is secured by substantially all assets of the Company and requires the Company to comply with certain financial and non-financial debt covenants.

        At December 31, 1997, the Company was in violation of certain debt covenants. As such, the Company has classified the Convertible Debt as a current liability. To date, the Investor Group has not made formal claim under the debt covenant violation.

(15)    GOING CONCERN

        As shown in the accompanying consolidated financial statements, the Company has incurred minimal profit and recurring losses from operations resulting in cash flow problems. Additionally, the Company is in default with regards to the Convertible Debt. To date, the Investor Group has not demanded payment. These factors raise doubt about the Company's ability to continue as a going concern.

        Management has instituted a cost reduction program, has sold economically inefficient practices and is emphasizing operational efficiencies. In addition, the Financing Arrangements (Note 14), could, at the discretion of the Investor Group, provide adequate funds for working capital, debt refinancing and future acquisitions. Additional funding from the Investor Group, however, cannot be assured.


(16)    SUBSEQUENT EVENT

        During fiscal year 1997, the Company failed to meet certain financial covenants related to the Financing Arrangements which has resulted in the ability of the Investor Group to exercise warrants to purchase approximately 1,000,000 shares of common stock at approximately $.05 per share effective January 1, 1998 (Note 14). To date, the Investor Group has not formally indicated an intent to exercise these warrants.