Form 10-Q
period 1998-03-31
PRINCETON DENTAL MANAGEMENT CORP
filed 1998-05-14
CIK 856999

                                 FORM 10-QSB
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) of
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1998

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


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
  COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 2,040,965 SHARES OF THE
    COMPANY'S COMMON STOCK ($.0001 PAR VALUE) PER SHARE OUTSTANDING AS OF
                               MARCH 31, 1998.

                   PRINCETON DENTAL MANAGEMENT CORPORATION

                                 FORM 10-QSB


                              TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                         PAGE(S)
         CONDENSED CONSOLIDATED BALANCE SHEETS                             3-4

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                     5

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW                      6

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS              7-9

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                             10-11


PART II - OTHER INFORMATION                                              12-16


                   PRINCETON DENTAL MANAGEMENT CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1998 AND DECEMBER 31, 1997


               ASSETS                       MARCH 31, 1998    DECEMBER 31, 1997
               ------                       --------------    -----------------
                                              (UNAUDITED)
Current Assets:

  Cash and cash Equivalents                   $  169,709         $   46,644
  Accounts Receivable, net of allowances
    for doubtful accounts of $189,000 and
    $189,000 respectively                        914,937            922,383
  Current portion of loan
    receivable - affiliate                       262,696            298,637
  Inventories                                    132,960            107,951
  Other Current Assets                           115,386             89,513
                                              ----------         ----------
      Total Current Assets                     1,595,688          1,465,128

Property and equipment, net                      702,901            756,579
Goodwill, net of accumulated amortization of
  $2,196,941 and $2,081,576, respectively      5,426,993          5,542,358
Loan Receivable                                   50,000             50,000
Other Assets, net                                422,731            441,936
                                              ----------         ----------
      Total Other Assets                       6,602,625          6,790,873




      Total Assets                            $8,198,313         $8,256,001
                                              ==========         ==========



                   PRINCETON DENTAL MANAGEMENT CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1998 AND DECEMBER 31, 1997


             LIABILITIES                    MARCH 31, 1998    DECEMBER 31, 1997
             -----------                    --------------    -----------------
                                              (UNAUDITED)
Current Liabilities:
  Notes Payable                             $     60,591       $     60,591
  Bank Debit Balances                                  -             69,849
  Current portion of capital
    lease obligations                             15,138             18,849
  Current portion of long-term debt              849,184            849,184
  Convertible secured debt                     2,133,428          2,133,428
  Accounts Payable                               911,181            922,994
  Accrued salaries and wages                     540,197            476,178
  Other accrued expenses                         847,483            711,930
                                            ------------       ------------
      Total Current Liabilities                5,357,202          5,243,003

Long-term debt, excluding current portion      1,678,199          1,787,436
Capital lease obligations, excluding
  current portion                                 18,588             18,588
                                            ------------       ------------
      Total Liabilities                        7,053,989          7,049,027
                                            ------------       ------------

Shareholder's Equity:
  Series A 11.75% Cumulative Convertible
    Preferred Stock par value $1.00 per
    share; authorized shares - 1,000,000;
    issued and outstanding - 2,848 at
    December 31, 1996                              2,848              2,848
  Series B Preferred Stock, par value $1.00
    per share; authorized shares - 100;
    issued and outstanding - 100 at
    December 31, 1996                                100                100
  Common stock, par value $0.0001 per
    share; authorized shares - 25,000,000;
    issued and outstanding - 2,040,965
    at March 31, 1998 and 2,024,065 at
    December 31, 1997                                204                202
  Less: 8,462 shares Common Stock held
    in treasury, at cost                        (181,771)          (181,771)

  Additional Paid-In Capital                  15,140,239         15,108,366
  Accumulated Deficit                        (13,817,296)       (13,722,771)
                                            ------------       ------------
      Net Shareholders' Equity                 1,144,324          1,206,974
      Total Liabilities and                 ------------       ------------
        Shareholders' Equity                $  8,198,313       $  8,256,001
                                            ============       ============


                   PRINCETON DENTAL MANAGEMENT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
                                 (UNAUDITED)

                                      THREE MONTHS ENDED    THREE MONTHS ENDED
                                        MARCH 31, 1998        MARCH 31, 1997
                                        --------------        -------------
Revenue:

  Practice Revenue                       $  2,190,560          $  2,932,787
  Laboratory Revenue                        1,012,384             1,060,698
                                         ------------          ------------
      Total Revenue                      $  3,202,944          $  3,993,485
                                         ------------          ------------
Expenses:

  Practice compensation and Benefits        1,599,838             2,168,518
  Other Practice Expense                      403,001               552,134
  Cost of Laboratory Revenue & Expenses       780,572               825,772
  General Corporate Expenses                  101,347               243,138
  Depreciation and Amortization               208,877               225,282
                                         ------------          ------------
      Total Operating Expenses              3,093,635             4,014,844
                                         ------------          ------------

      Operating Income (Loss)                 109,309               (21,359)

  Loss from sale of practices                    -                  (32,572)
  Interest Expense                           (207,665)             (190,028)
  Other Income                                  3,831                12,128
                                         ------------          ------------
      Net Loss                           $    (94,525)         $   (231,831)
                                         ============          ============
      Basic & Diluted Net Loss Per
        Share of common stock            $      (0.05)         $      (0.11)
                                         ============          ============
      Basic & Diluted weighted, common
        shares outstanding                  2,035,332             2,024,465
                                         ============          ============

                   PRINCETON DENTAL MANAGEMENT CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (UNAUDITED)

                                                MARCH 31, 1998   MARCH 31, 1997
                                                --------------   --------------
Operating Activities:
  Net Loss                                          (94,525)        (231,831)
  Cash Provided By (Used In) Operating Activities:
    Depreciation and Amortization                   189,263          225,282
    Loss on sale of Dental Practices                      -           32,572
    Issuance of stock under Incentive
      Stock Bonus Plan                               31,875                -
    Changes in Operating Assets and Liabilities:
      Accounts Receivable                             7,446          249,116
      Inventories                                   (25,009)         (16,480)
      Other Current Assets                          (25,873)           5,375
      Accounts Payable                              (11,813)         (83,806)
      Accrued Expenses                              199,572           56,426
                                                   --------         --------
  Net Cash Provided By (Used In) Operating
    Activities                                      270,936          236,654
                                                   --------         --------
  Cash Provided By (Used In) Investing Activities:
    Other Assets                                     19,205           17,648
    Proceeds from notes receivable                   35,941            1,754
    Purchase of property and equipment - Net        (20,220)         (32,245)
    Proceeds from sale of Dental Practices                -          475,000
                                                   --------         --------
  Net Cash Provided By (Used In) Investing
    Activities                                       34,926          462,157
                                                   --------         --------
  Cash Provided By (Used In) Financing Activities:
    Principal payments on capital lease obligations  (3,711)         (19,242)
    Principal payments on long term debt and
      notes payable to shareholders                (109,237)        (527,719)
                                                   --------         --------
    Net Cash Used In Financing Activities          (112,948)        (546,961)
                                                   --------         --------
    Increase in Cash and Cash Equivalents           192,914          151,850
                                                   --------         --------
    Cash and bank debit balances, beginning of
      period                                        (23,205)         185,235
                                                   --------         --------
    Cash and bank debit balances, end of period     169,709          337,085
                                                   ========         ========

                   PRINCETON DENTAL MANAGEMENT CORPORATION
           Notes to the Condensed Consolidated Financial Statements
                                March 31, 1998
                                 (Unaudited)

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

     The Company had a five-for-one reverse stock split of its common stock effective August 18, 1997. All share information and per share information in these consolidated financial statements have been retroactively restated to reflect the reverse stock split.

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

     Pursuant to that certain Modification Agreement ("Modification Agreement") entered into between the Investor Group and the Company and dated as of July 1, 1997, the Investor Group agreed, conditioned upon continued listing by the Company on the Nasdaq SmallCap Market and similar concessions by another significant Company creditor, to waive all accumulated and ongoing interest and/or dividends on the Convertible Debt/Preferred Stock for the period from January 1, 1997 through December 31, 1997. That waiver has now ended and interest and dividends are again beginning to accrue.

                   PRINCETON DENTAL MANAGEMENT CORPORATION
           Notes to the Condensed Consolidated Financial Statements
                                March 31, 1998
                                 (Unaudited)


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

     The Convertible Debt and Preferred Stock may be converted into the common stock of the Company, at the sole option of the Investor Group, at various conversion rates as set forth in the conversion formula contained in the Convertible Debt and Preferred Stock Agreements. Conversion pursuant to such conversion formula would result in a conversion price per share of the Company's common stock below present market levels. If the Investor Group were to convert all outstanding Convertible Debt and Preferred Stock at the present time, the conversion would result in the issuance to the Investor Group of a majority interest representing approximately eighty-five percent (85.0%) of the issued and outstanding shares of Company's common stock (after conversion and assuming full conversion and anti-dilution). In the event of such a conversion and exercise, the 85% of the Class would be held almost entirely by Amsterdam Equities, with Mr. Laport holding less then 8% of the stock resulting from such conversion and exercise.

     In addition, pursuant to the terms of the Financing Arrangement, the Company issued to the holders of the Convertible Debt and the Preferred Stock a series of default warrants to purchase an aggregate number of shares of common stock equivalent to fifty percent (50.0%) of the issued and outstanding Common Stock of the Company at an exercise price of $0.50 per share (subsequently reduced to $0.05 per share under the terms of the Modification Agreement).
This modification effectively reduced the aggregate exercise price of approximately $412,500 for the default warrants to an aggregate exercise price of approximately $41,250 (not accounting for any adjustments due to the anti-dilution provision of the Warrants and due to changes in the total issued and outstanding shares of the company's common stock). The Investor Group could exercise the warrants only upon the occurrence of an event of default under the terms of the Financing Arrangement or upon the failure by the Company to achieve certain minimum financial goals of net income of at least one dollar in the fiscal year ending December 31, 1996, and various net income tests in subsequent years. The Company has been in ongoing default under the Financing Arrangement and the stated financial goals have not been met, and, accordingly, these default

                   PRINCETON DENTAL MANAGEMENT CORPORATION
           Notes to the Condensed Consolidated Financial Statements
                                March 31, 1998
                                 (Unaudited)

warrants have been capable of being exercised by the Investor Group upon payment of a minimal exercise price since January 1, 1997. The cumulative effect of the issuance of shares pursuant to the default warrants to the Investor Group and the conversion of outstanding Convertible Debt/Preferred Stock could result in ownership by the Investor Group of approximately 85% of the Company's total issued and outstanding common stock after such conversion and exercise. In the event of such a conversion and exercise, the 85% of the Class would be held almost entirely by Amsterdam Equities with Mr. Laport holding less then 8% of the stock resulting from such conversion and exercise. To date, while the Company could potentially cure these defaults, the Investor Group has taken no steps to exercise these default warrants.


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


Note 4 - CONVERSION OF DEBT

     Pursuant to the Allonge and Fifth Amendment ("Allonge") to Acquisition Promissory Note dated as of July 1, 1997, the Company, Mason Dental Midwest, Inc. and the constituent Shareholders of the Delaware corporation formally known as Mason Dental, Inc., agreed to convert $150,000.00 worth of the outstanding debt held by the constituent Shareholders into 53,381 shares of the Company's common stock which was previously held as treasury stock.

                   PRINCETON DENTAL MANAGEMENT CORPORATION
           Notes to the Condensed Consolidated Financial Statements
                                March 31, 1998
                                 (Unaudited)

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the period ended March 31, 1998.

Results of Operations

     Revenue for the three month period ended March 31, 1998 was $3,202,944 compared with $3,993,485 for the three month period ended March 31, 1997, a decrease of $790,541. The change in revenue is due primarily to the sale of three dental practices and one dental laboratory during 1997. Operating expenses decreased $921,209 to $3,093,635 for the three month period ended March 31, 1998 from $4,014,844 for the three month period ended March 31, 1997. This decrease is due in large part to the sales of the practices and dental laboratory, as well as several cost cutting measures related to compensation, benefits, and various other practice expenses.

     Interest expense increased $17,637 to $207,665 for the three month period ended March 31, 1998 versus $190,028 incurred in the comparable three month period last year. The increase is primarily the result of interest accruing on the Convertible Debt and Preferred Stock Agreements at the default rate.

     The net loss for the three month period ended March 31, 1998 of $94,525 was primarily the result of interest expense and depreciation and amortization. The net loss decreased by $137,306, showing an improvement from the three month period ended March 31, 1997.

Financial Condition

     Changes in the Company's financial condition at March 31, 1998 as compared with March 31, 1997 resulted primarily from the waiver of interest pursuant to the Modification Agreement and the Allonge and a general improvement in operations and the sale of three dental practices and a dental laboratory.

     The Company is currently in the process of developing revenue enhancement programs in both the dental practice segment as well as the laboratory segment. In addition, the Company is also working to improve the operating results of the various operations by reducing the costs of patient services including a significant reduction in payroll. The Company has begun steps to reduce general and administrative expenses. However, the Company can make no assurances in regards to the results of these programs.

     In the past the Company did not pay certain state tax liabilities in the State of Michigan. Currently the Company is in the process of negotiating with the State to abate penalties with respect to the late payment. The Company estimates its total liability in this regard to be $175,000.

Liquidity and Capital Resources

     As of March 31, 1998, the Company had a working capital deficit of $3,761,514 and a financial accumulated deficit of $13,817,296. Goodwill and other intangibles comprise approximately 66% of total assets, leaving tangible assets of approximately $2,771,320 and negative tangible net worth of approximately $4,282,669.

                   PRINCETON DENTAL MANAGEMENT CORPORATION
           Notes to the Condensed Consolidated Financial Statements
                                March 31, 1998
                                 (Unaudited)


     During the three month period ended March 31, 1998, the Company's cash and cash equivalents increased $192,914. Cash generated from depreciation and amortization was $189,263. All other cash activities substantially offset each other.

     As disclosed in Note 3, the Company's primary source of outside financing is from the Investor Group. Given the Company's working capital deficit and negative tangible net worth, the Company is heavily reliant on the Investor Group's financing to continue the Company's expansion plans and to a larger extent, provide working capital to fund the operations. The Company has not needed to obtain additional material amounts of funding from the Investor Group during the past year. However, the Company does remain heavily reliant on the Investor Group.

                   PRINCETON DENTAL MANAGEMENT CORPORATION
           Notes to the Condensed Consolidated Financial Statements
                                March 31, 1998
                                 (Unaudited)


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        a) On October 16, 1996, the Company was sued for $160,000 by Romajo Partners Limited Partnership, a Partnership controlled by Dr. Seymour Kessler, a former director of the Company. While the Company is appealing this decision, the Company received an adverse judgement in that suit in October, 1997 and has paid Romajo Partners Limited Partnership $162,627 as the judgement amount.

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

           (10.55) Modification Agreement dated as of July 1, 1997 by and among the Registrant, Amsterdam Equities Limited, Frank Leonard Laport, and Beverly Trust Company, as Custodian

                   PRINCETON DENTAL MANAGEMENT CORPORATION
           Notes to the Condensed Consolidated Financial Statements
                                March 31, 1998
                                 (Unaudited)


           of the Frank Leonard Laport Rollover Individual Retirement Account No. 75-49990, (Incorporated by reference to Exhibit 10.55 to the Registrant's Form 10QSB for the period ended June 30, 1997).

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

           (10.58) Allonge & Fifth Amendment to Acquisition Promissory Note dated as of July 1, 1997, among the Company, Mason Dental Midwest, Inc. and the constituent Shareholders of the Delaware Corporation formally known as Mason Dental, Inc. (Incorporated by reference to Exhibit 10.58 to the Registrant's Form 10KSB for the period ended December 31, 1997).

           (10.59) Agreement of purchase and sale dated as of May 1, 1997 between Princeton Medical Management Northeast, Inc. and Valley Forge Dental Associates, Inc. (Incorporated by reference to Exhibit
           10.59 to the Registrant's Form 10KSB for the period ended December 31, 1997).

           (21.1) Subsidiaries of the Small Business Issuer (incorporated by reference to Exhibit 22.1 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1993 (Registration Number 3343298-A) filed with the Commission on April 14, 1994).


(b) Reports on Form 8-K The Registrant filed the following Form 8-K's during the period from January 1, 1998 through March 30, 1998:

           NONE

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report of Form 10-QSB for the quarter ended March 31, 1998, to be signed on its behalf, by the undersigned there unto duly authorized.



DATED:                              Princeton Dental Management Corporation



                                    By:
                                       ------------------------------------
                                       Gary A. Lockwood
                                       President and Chief Operating Officer

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report of Form 10-QSB for the quarter ended March 31, 1998, to be signed on its behalf, by the undersigned there unto duly authorized.



DATED:                              Princeton Dental Management Corporation



                                    By:
                                       ------------------------------------
                                       Barbara M Kamenczak
                                       Chief Accounting Officer