Form 10QSB
period 1998-06-30
PRINCETON DENTAL MANAGEMENT CORP
filed 1998-08-13
CIK 856999

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) of
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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


  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
    COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 2,040,965 SHARES OF THE
     COMPANY'S COMMON STOCK ($.0001 PAR VALUE) PER SHARE OUTSTANDING AS OF
                                 JUNE 30, 1998.

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

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                     Condensed Consolidated Balance Sheets
     For Six Months Ending June 30, 1998 and Year Ending December 31, 1997


 ASSETS                                                                   June 30, 1998       December 31, 1997
                                                                         ---------------     -------------------
                                                                           (Unaudited)
Current Assets:

     Cash and cash Equivalents                                           $   318,569             $   46,644
     Accounts Receivable, net of allowances
       for doubtful accounts of $189,000 and
       $189,000 respectively                                                 836,647                922,383
     Current portion of loan receivable - affiliate                          143,045                298,637
     Inventories                                                             117,790                107,951
     Other Current Assets                                                     57,628                 89,513
                                                                        -------------           ------------
          Total Current Assets                                             1,473,679              1,465,128


Property and equipment, net                                                  644,856                756,579
Goodwill, net of accumulated amortization of
  $2,312,306 and 2,081,576, respectively                                   5,311,628              5,542,358
Loan Receivable - affiliate                                                   50,000                 50,000
Other Assets, net                                                            404,812                441,936
                                                                        -------------           ------------

          Total Other Assets                                               6,411,296               6,790,873





          Total Assets                                                   $ 7,884,975             $ 8,256,001
                                                                        =============           =============

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                     Condensed Consolidated Balance Sheets
     For Six Months Ending June 30, 1998 and Year Ending December 31, 1997


LIABILITIES AND SHAREHOLDER'S EQUITY                                      June 30, 1998               December 31, 1997
                                                                       ------------------        ------------------------
                                                                           (Unaudited)
Current Liabilities:
     Notes Payable                                                      $     60,591                $      60,591
     Bank Debit Balance                                                          -                         69,849
     Current portion of capital lease obligations                              8,992                       18,849
     Current portion of long-term debt                                       849,184                      849,184
     Convertible secured debt                                              2,133,428                    2,133,428
     Accounts Payable                                                        882,700                      922,994
     Accrued salaries and wages                                              466,976                      476,178
     Other accrued expenses                                                1,045,990                      711,930
                                                                       ---------------              --------------
          Total Current Liabilities                                        5,447,861                    5,243,003

Long-term debt, excluding current portion                                  1,568,410                    1,787,436
Capital lease obligations, excluding current portion                          18,588                       18,588
                                                                       ---------------              --------------
          Total Liabilities                                                7,034,859                    7,049,027
                                                                       ---------------              --------------
Shareholder's Equity:
     Series A 11.75% Cumulative Convertible
      Preferred Stock par value $1.00 per share;
      authorized shares - 1,000,000; issued and
      outstanding - 2,848 at December 31, 1997                                 2,848                        2,848
     Series B Preferred Stock, par value $1.00
      per share; authorized shares - 100; issued
      and outstanding - 100 at December 31, 1997                                 100                          100
     Common stock, par value $0.0001 per share;
      authorized shares - 25,000,000; issued and
      outstanding - 2,040,965 at June 30, 1998
      and 2,024,465 at December 31, 1997                                         204                          202
     Less: 8,462 shares Common Stock held
      in treasury, at cost                                                  (181,771)                    (181,771)

     Additional Paid-In Capital                                           15,140,769                   15,108,366
     Accumulated Deficit                                                 (14,112,034)                 (13,722,771)
                                                                       ---------------              ---------------
          Net Shareholders' Equity                                           850,116                    1,206,974
                                                                       ---------------              ---------------
          Total Liabilities and Stockholders' Equity                    $  7,884,975                $   8,256,001
                                                                       ===============              ===============

                   PRINCETON DENTAL MANAGEMENT CORPORATION
               Condensed Consolidated Statements of Operation
                                 (Unaudited)


                                                                    Three Months Ended                 Six Months Ended
                                                                        June 30                            June 30
Revenue:                                                         1998            1997                1998            1997
                                                                ------          ------              ------          ------
     Practice Revenue                                       $ 1,978,801     $ 2,656,539         $ 4,169,361     $ 5,589,326
     Laboratory Revenue                                       1,127,586       1,100,787           2,139,970       2,161,485
                                                            -----------     -----------         -----------     -----------
          Total Revenue                                     $ 3,106,387     $ 3,757,326         $ 6,309,331     $ 7,750,811
                                                            -----------     -----------         -----------     -----------
Expenses:

     Practice compensation and Benefits                       1,526,490       1,829,361           3,126,328       3,997,879
     Other Practice Expense                                     494,144         536,731             897,145       1,088,865
     Cost of Laboratory Revenue & Expenses                      832,446         894,723           1,613,018       1,720,495
     General Corporate Expenses                                 135,355         162,119             236,702         405,257
     Depreciation and Amortization                              208,877         138,043             417,754         363,325
                                                            -----------     -----------         -----------     -----------
          Total Operating Expenses                            3,197,312       3,560,977           6,290,947       7,575,821
                                                            -----------     -----------         -----------     -----------
          Operating Gain/(Loss)                                 (90,925)        196,349              18,384         174,990

     Gain from sale of practices & laboratory                       -           246,526                 -           213,954
     Interest Expense                                          (215,741)       (258,411)           (423,406)       (448,439)
     Other Income                                                11,928           7,798              15,759          19,926
                                                            ------------    -----------         -----------     -----------
          Net Income (Loss)                                 $  (294,738)    $   192,262         $  (389,263)    $   (39,569)
                                                            ============    ===========         ===========     ===========
          Net Loss Per Share                                $     (0.14)    $      0.09         $     (0.19)    $     (0.02)
                                                            ============    ===========         ===========     ===========
          Weighted Average
           Number of Shares Outstanding                       2,040,965       2,024,465           2,038,215       2,024,465


                    PRINCETON DENTAL MANAGEMENT CORPORATION
                 Condensed Consolidated Statements of Cash Flow
                For the Six Months Ended June 30, 1998 and 1997
                                  (Unaudited)

                                                                                     June 30, 1998             June 30, 1997
                                                                                     -------------             -------------
Operating Activities:
    Net Loss                                                                         $   (389,263)              $  (39,569)

    Cash Provided by (Used In) Operating Activities:
          Depreciation and Amortization                                                   417,754                  363,325
          Gain on sale of Dental Practices                                                    -                   (213,954)
          Issuance of stock under Incentive Stock Bonus Plan                               32,405                      -
          Changes in Operating Assets and Liabilities:
               Accounts Receivable                                                         85,736                 (132,792)
               Inventories                                                                 (9,839)                 (27,075)
               Other Current Assets                                                        31,885                    2,093
               Accounts Payable                                                           (40,294)                (197,198)
               Accrued Expenses                                                           324,858                  193,107
                                                                                     ------------               ----------
    Net Cash Used In Operating Activities                                                 453,242                  (52,063)
                                                                                     ------------               ----------
    Cash Provided by (Used In) Investing Activities:
          Other Assets                                                                     37,124                   15,613
          Proceeds from notes receivable                                                  155,592                    4,404
          Purchase of property and equipment - Net                                        (75,301)                 (41,560)
          Proceeds from sale of Dental Practices                                              -                    710,000
                                                                                     ------------               ----------
    Net Cash Provided by Investing Activities                                             117,415                  688,457
                                                                                     ------------               ----------
    Cash Provided by (Used In) Financing Activities:
          Principal payments on capital lease obligations                                  (9,857)                 (21,715)
          Principal payments on notes payable                                            (219,026)                 (93,311)
          Principal payments on long term debt and
            notes payable to shareholders                                                     -                   (193,765)
                                                                                     ------------               ----------
    Net Cash Used In Financing Activities                                                (228,883)                (308,791)
                                                                                     ------------               ----------
    Increase in Cash and Cash Equivalents                                                 341,774                  327,603

    Cash and Cash Equivalents at beginning of period                                      (23,205)                 185,235
                                                                                     ------------               ----------
    Cash and Cash Equivalents at end of period                                       $    318,569               $  512,838
                                                                                     ============               ==========

                    PRINCETON DENTAL MANAGEMENT CORPORATION
            Notes to the Condensed Consolidated Financial Statements
                                 June 30, 1998
                                  (Unaudited)


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

Note 3 - FINANCING AGREEMENT

1. On April 22, 1996, the Company entered into a financing arrangement pursuant to which the Company issued Convertible Debt (the Convertible Debt) to Amsterdam Equities Limited in the amount of $2,483,620 and 3,599.77 shares of Series A 11.75% Cumulative Convertible Preferred Stock (the Preferred Stock) to Amsterdam Equities Limited (195 shares), Frank Leonard Laport (1,904.77 shares), and Beverly Trust Company, as custodian for the Frank Leonard Laport Rollover Individual Retirement Account No. 75-49990 (1,500 shares)
(collectively, the Investor Group).   The  Convertible  Debt  and  Preferred
Stock replaced indebtedness of the Company at April 22, 1996, in the amount of $1,976,700 incurred under that certain letter agreement dated December 7, 1994 (the Letter Agreement) and that certain Secured Revolving Demand Note dated January 27, 1995 (the Secured Note). Under the terms of the Convertible Debt and Preferred Stock Agreements (also referred to herein collectively as the Financing Arrangement) the Investor Group could choose to lend additional funds, in increments to be determined solely by the Investor Group. The Convertible Debt and Preferred Stock were initially to bear interest and have a coupon rate, respectively of 11.75%, plus the payment of any withholding taxes which might be due and owing with respect to any person which is a foreign entity. Payments on the Convertible Debt/Preferred Stock were interest only due in quarterly installments which were to begin in September 1996. The Convertible Debt/Preferred Stock originally had a maturity of seven years from the date of closing, subject to acceleration in the event of a default. Subsequent to September 30, 1996 the Company was unable to pay the interest only requirements of the Convertible Debt and Preferred Stock Agreements, therefore, effective October 1, 1996 interest began to accrue at the default rate of 21.75%.

     Pursuant to that certain Modification Agreement ("Modification Agreement") entered into between the Investor Group and the Company and dated as of July 1, 1997, the Investor Group agreed, conditioned upon continued listing by the Company on the Nasdaq SmallCap Market and similar concessions by another significant Company creditor, to waive all accumulated and ongoing interest and/or dividends on the Convertible Debt/Preferred Stock for the period from January 1, 1997 through December 31, 1997. That waiver ended on January 1, 1998, and interest and dividends have again been accruing.

                    PRINCETON DENTAL MANAGEMENT CORPORATION
            Notes to the Condensed Consolidated Financial Statements
                                 June 30, 1998
                                  (Unaudited)


     The waiver of interest and dividends during 1997 on the part of the Investor Group resulted in a total savings to the Company in excess of $700,000.

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

     Under the terms of the transaction, the Company also issued a warrant to purchase 100 shares of Series B Preferred Stock. The Series B Preferred Stock entitled Amsterdam Equities Limited, to elect a Class B director who would have super-majority voting powers on the Company's Board of Directors.

     The Convertible Debt and Preferred Stock may be converted into the common stock of the Company, at the sole option of the Investor Group, at various conversion rates as set forth in the conversion formula contained in the Convertible Debt and Preferred Stock Agreements. Conversion pursuant to such conversion formula would result in a conversion price per share of the Company's common stock below present market levels. If the Investor Group were to convert all outstanding Convertible Debt and Preferred Stock at the present time, and exercise the default warrants (see below), the conversion would result in the issuance to the Investor Group of a majority interest representing approximately eighty-five percent (85.0%) of the issued and outstanding shares of Company's common stock (after conversion and assuming full conversion and anti-dilution). In the event of such a conversion and exercise, the 85% of the Class would be held almost entirely by Amsterdam Equities, with Mr. Laport holding less then 8% of the stock resulting from such conversion and exercise.

     In addition, pursuant to the terms of the Financing Arrangement, the Company issued to the holders of the Convertible Debt and the Preferred Stock a series of default warrants to purchase an aggregate number of shares of common stock equivalent to fifty percent (50.0%) of the issued and outstanding Common Stock of the Company at an exercise price of $0.50 per share (subsequently reduced to $0.05 per share under the terms of the Modification Agreement). This modification effectively reduced the aggregate exercise price of approximately $412,500 for the default warrants to an aggregate exercise price of approximately $41,250 (not accounting for any adjustments due to the anti-dilution provision of the Warrants and due to changes in the total issued and outstanding shares of the Company's common stock). Initially, the Investor Group could exercise the warrants only upon the occurrence of an event of default under the terms of the Financing Arrangement or upon the failure by the Company to achieve certain minimum financial goals of net income of at least one dollar in the fiscal year ending December 31, 1996, and various net income tests in subsequent years. The Company has been in ongoing default under the Financing Arrangement and the stated financial goals have not been met, and, accordingly, these default warrants have been capable of being exercised by the Investor Group upon payment of a minimal exercise

                    PRINCETON DENTAL MANAGEMENT CORPORATION
            Notes to the Condensed Consolidated Financial Statements
                                 June 30, 1998
                                  (Unaudited)

price since January 1, 1997. The cumulative effect of the issuance of shares pursuant to the default warrants to the Investor Group and the conversion of outstanding Convertible Debt/Preferred Stock could result in ownership by the Investor Group of approximately 85% of the Company's total issued and outstanding common stock after such conversion and exercise. In the event of such a conversion and exercise, the 85% of the Class would be held almost entirely by Amsterdam Equities with Mr. Laport holding less then 8% of the stock resulting from such conversion and exercise. To date, while the Company could potentially cure these defaults, the Investor Group has taken no steps to exercise these default warrants.


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

     The Class B Preferred Stock entitled Amsterdam to elect a Director to the Board of Directors of the Company who would have super majority voting powers. In effect, the Class B director appointed by Amsterdam has the number of votes on the Board of Directors as the current Board currently holds, plus one vote. The amendment and activation of the Class B Preferred Stock occurred upon the satisfaction of the following two conditions: (i) delivery to the Company of a notice, pursuant to which the Investor Group would convert an aggregate amount of U.S. $700,000 of currently outstanding Convertible Debt/Preferred Stock into the Company's Common Stock in accordance with the contractual terms of the Convertible Debt and Preferred Stock Agreements executed on April 22, 1996 and
(ii) upon the advance to the Company of an additional $200,000.00 pursuant to the Convertible Debt and the Preferred Stock Agreements executed April 22, 1996. As of August 9, 1996, the Investor Group had satisfied these two conditions and the Class B Preferred Stock was issued to Amsterdam.

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

                    PRINCETON DENTAL MANAGEMENT CORPORATION
            Notes to the Condensed Consolidated Financial Statements
                                 June 30, 1998
                                  (Unaudited)


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the period ended December 31, 1997.

Results of Operations

     Revenue for the six month period ended June 30, 1998 was $6,309,331 compared with $7,750,811 for the six month period ended June 30, 1997, a decrease of $1,441,480. The change in revenue is due primarily to the sale of three dental practices and one dental laboratory during 1997. Operating expenses decreased $1,284,874 to $6,290,947 for the six month period ended June 30, 1998 from $7,575,821 for the six month period ended June 30, 1997. This decrease is due in large part to the sales of the practices and dental laboratory, as well as several cost cutting measures related to compensation, benefits, and various other practice expenses.

     Interest expense decreased $25,033 to $423,406 for the six month period ended June 30, 1998 versus $448,439 incurred in the comparable six month period last year. The decrease is primarily the result of the Modification Agreement and the Allonge (see Exhibits 10.55 and 10.56) having a material positive effect upon the Company's interest expense.

     The net loss for the six month period ended June 30, 1998 was $389,263. The net loss increased by $349,694 when compared with the six month period ended June 30, 1997. This increase in the net loss is primarily due to the elimination of the practice sales gain, reduced production and increased amortization.

Financial Condition

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


Liquidity and Capital Resources

     As of June 30, 1998, the Company had a working capital deficit of $3,974,182 and a financial accumulated deficit of $14,112,034. Goodwill and other intangibles comprise approximately 67% of total assets, leaving tangible assets of approximately $2,573,347 and negative tangible net worth of approximately $4,461,512.

     During the six month period ended June 30, 1998, the Company's cash and cash equivalents increased $341,773. Cash generated from depreciation and amortization was $417,954.

                    PRINCETON DENTAL MANAGEMENT CORPORATION
            Notes to the Condensed Consolidated Financial Statements
                                 June 30, 1998
                                  (Unaudited)

     As disclosed in Note 3, the Company's primary source of outside financing is from the Investor Group. Given the Company's working capital deficit and negative tangible net worth, the Company is heavily reliant on the Investor Group's financing to continue to provide working capital to fund operations. The Company has not needed to obtain additional material amounts of funding from the Investor Group during the past year. However, the Company remains heavily reliant on the Investor Group.

                    PRINCETON DENTAL MANAGEMENT CORPORATION
            Notes to the Condensed Consolidated Financial Statements
                                 June 30, 1998
                                  (Unaudited)


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

     b) On June 12, 1998, the Company sued Dr. Charles Mitchell, a former officer and director of the Company, and Stratum Management, Inc. an affiliate of Dr. Mitchell and a former consultant to the Company, for breach of contract and breach of fiduciary duty. That lawsuit is still pending.

     c) In July, 1998, the Company obtained service in a lawsuit brought, in April 1998, against Dr. Richard Sokol, a former officer and director of the company, and Lawrence Ceraulo and Primecast Dental, former contractors for the Company, for breach of contract and breach of fiduciary duty. That lawsuit is still pending.

     d) The Company is involved in a number of other legal proceedings related to malpractice, worker's compensation, general employment and contract disputes all in various stages of proceedings, most of which will be covered by insurance.

Item 2.   Changes in Securities

     a) Effective August 18, 1997, the Company's shareholders approved a five-for-one reverse Stock split of the company's common stock.

Item 5.   Other Information

     a) Effective as of July 1, 1998 the Company entered into that certain Allonge and Amendment to Balloon Promissory Note and All Related Agreements with Dr. Glenn C. Lehr and certain related entities. This Agreement serves to restructure the debt owed by the Company in connection with the Amdent practices. (See Exhibit 10.61).

     b) The Company has been advised by NASDAQ that it does not presently meet the new listing criteria for the NASDAQ Small Cap Market. While the Company has requested a hearing from NASDAQ in this regard, the Company can make absolutely no assurances regarding the Company's continued listing on the NASDAQ Small Cap Market.

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

                    PRINCETON DENTAL MANAGEMENT CORPORATION
            Notes to the Condensed Consolidated Financial Statements
                                 June 30, 1998
                                  (Unaudited)


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

            (10.60) Financial Consulting Agreement between the Company and BullsEye Marketing, Inc., dated as of July 14, 1998.

            (10.61)   Allonge and Amendment to Balloon Promissory Note and All
            Related Agreements dated as of July 1, 1998 by and among the Company, Dr. Lehr and certain related entities.

                    PRINCETON DENTAL MANAGEMENT CORPORATION
            Notes to the Condensed Consolidated Financial Statements
                                 June 30, 1998
                                  (Unaudited)


(b) Reports on Form 8-K The Registrant filed the following Form 8-K's during the period from January 1, 1998 through July 31, 1998:

     1) Effective as of July 14, 1998, PDMC entered into a Financial Consulting Agreement with BullsEye Marketing, Inc.

          The Agreement anticipates that BullsEye Marketing, Inc. will assist PDMC in generally building market awareness of PDMC. As specified in the Agreement, (see Exhibit 10.60), PDMC will pay the consultant $1,000 per month plus reasonable expenses and issue 250,000 warrants to the consultant. The warrants are exercisable at the same exercise price as the current publicly held warrants.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report of Form 10-QSB for the quarter ended June 30, 1998, to be signed on its behalf, by the undersigned there unto duly authorized.



DATED:                              Princeton Dental Management Corporation



                                    By:
                                       -------------------------------------
                                       Gary A. Lockwood
                                       President and Chief Operating Officer




                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report of Form 10-QSB for the quarter ended June 30, 1998, to be signed on its behalf, by the undersigned there unto duly authorized.



DATED:                              Princeton Dental Management Corporation



                                    By:
                                       -------------------------------------
                                       Barbara M Kamenczak
                                       Chief Accounting Officer