Form 10-Q
period 1998-09-30
PRINCETON DENTAL MANAGEMENT CORP
filed 1998-11-16
CIK 856999

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1998

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

                                 (708) 974-4000
              (Registrant's telephone number, including area code)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR
THE PAST 90 DAYS,    YES  X    NO
                         ---      ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 2,130,965 SHARES OF THE COMPANY'S COMMON STOCK ($.0001 PAR VALUE) PER SHARE OUTSTANDING AS OF
                              SEPTEMBER 30, 1998.

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

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997





                       ASSETS                                              SEPTEMBER, 1998    DECEMBER 31, 1997
                       ------                                             ------------------  ------------------
                                                                             (UNAUDITED)
Current Assets:
  Cash and cash Equivalents                                               $     212,346       $     46,644
  Accounts Receivable, net of allowances
    for doubtful accounts of $173,323 and
    $189,000 respectively                                                       697,067            922,383
  Current portion of loan receivable - affiliate                                128,218            298,637
  Inventories                                                                   111,840            107,951
  Other Current Assets                                                           82,773             89,513
                                                                          -------------       ------------

    Total Current Assets                                                      1,232,244          1,465,128



Property and equipment, net                                                     581,337            756,579
Goodwill, net of accumulated amortization of
 $2,427,671 and 2,081,576,respectively                                        5,196,263          5,542,358
Loan Receivable - affiliate                                                      50,000             50,000
  Other Assets, net                                                             385,358            441,936
                                                                          -------------       ------------

    Total Other Assets                                                        6,212,958          6,790,873













    Total Assets                                                          $   7,445,202       $  8,256,001
                                                                          =============       ============

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997





LIABILITIES AND SHAREHOLDER'S EQUITY                                      SEPTEMBER 30, 1998  DECEMBER 31, 1997
------------------------------------                                      ------------------  ------------------
                                                                             (UNAUDITED)
Current Liabilities:
  Notes Payable                                                           $     60,591        $      60,591
  Bank Debit Balance                                                                 -               69,849
  Current portion of capital lease obligations                                   4,408               18,849
  Current portion of long-term debt                                            849,184              849,184
  Convertible secured debt                                                   2,133,428            2,133,428
  Accounts Payable                                                             855,831              922,994
  Accrued salaries and wages                                                   478,758              476,178
  Other accrued expenses                                                     1,235,182              711,930
                                                                          -------------       -------------

    Total Current Liabilities                                                5,617,382            5,243,003


Long-term debt, excluding current portion                                    1,406,043            1,787,436
Capital lease obligations, excluding current portion                            18,588               18,588
                                                                          -------------       -------------

    Total Liabilities                                                        7,042,013            7,049,027
                                                                          -------------       -------------


Shareholder's Equity:
  Series A 11.75% Cumulative Convertible
    Preferred Stock par value $1.00 per share;
    authorized shares - 1,000,000; issued and
    outstanding - 2,848 at December 31, 1997                                     2,848                2,848
  Series B Preferred Stock, par value $1.00
    per share; authorized shares - 100; issued
    and outstanding - 100 at December 31, 1997                                     100                  100
  Common stock, par value $0.0001 per share;
    authorized shares - 25,000,000; issued and
    outstanding - 2,130,965 at September 30, 1998
    and 2,024,465 at December 31, 1997                                             213                  202
  Less: 8,462 shares Common Stock held
    in treasury, at cost                                                      (181,771)            (181,771)


   Additional Paid-In Capital                                               15,238,581           15,108,366
   Accumulated Deficit                                                     (14,656,781)         (13,722,771)
                                                                          -------------       -------------

    Net Shareholders' Equity                                                    403,189           1,206,974
                                                                          -------------       -------------

    Total Liabilities and Stockholders' Equity                             $  7,445,202       $   8,256,001
                                                                          =============       =============

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
                                  (UNAUDITED)


                                                         THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                            SEPTEMBER 30                            SEPTEMBER 30
Revenue:                                              1998               1997                  1998               1997
                                                      ----               ----                  ----               ----
   Practice Revenue                             $  1,709,124         $ 2,319,942           $ 5,878,485         $ 7,909,268
   Laboratory Revenue                              1,010,343             957,286             3,150,313           3,118,771
                                                ------------         -----------           -----------         -----------

     Total Revenue                              $  2,719,467         $ 3,277,228           $ 9,028,798         $11,028,039
                                                ------------         -----------           -----------         -----------

Expenses:


  Practice compensation and Benefits               1,483,686           1,682,311             4,610,014           5,680,190
  Other Practice Expense                             432,408             429,223             1,329,553           1,518,088
  Cost of Laboratory Revenue & Expenses              751,010             848,170             2,364,028           2,568,665
  General Corporate Expenses                         160,434             216,798               397,136             622,055
  Depreciation and Amortization                      208,877             200,753               626,631             564,078
                                                ------------         -----------           -----------         -----------

    Total Operating Expenses                       3,036,415           3,377,255             9,327,362          10,953,076
                                                ------------         -----------           -----------         -----------

    Operating Gain/(Loss)                           (316,948)           (100,027)             (298,564)             74,963


  Gain from sale of practices & laboratory                 -              68,636                     -             282,590
  Interest Expense                                  (227,887)            255,253              (651,293)           (193,186)
  Other Income                                            87              25,061                15,846              44,987
                                                ------------         -----------           -----------         -----------

    Net Income (Loss)                           $   (544,747)        $   248,923           $  (934,010)        $   209,354
                                                ============         ===========           ===========         ===========
    Net Loss Per Share                          $      (0.26)        $      0.12           $     (0.45)        $      0.10
                                                ============         ===========           ===========         ===========
    Weighted Average
    Number of Shares Outstanding                   2,100,965           2,024,065             2,061,632           2,024,065

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)



                                                                          SEPTEMBER 30, 1998  SEPTEMBER 30, 1997
                                                                          ------------------  ------------------
Operating Activities:
  Net Loss                                                                  $   (934,010)       $  209,354


  Cash Provided by (Used In) Operating Activities:
    Depreciation and Amortization                                                626,631           564,078
    Gain on sale of Dental Practices                                                   -          (282,590)
    Issuance of stock under Incentive Stock Bonus Plan                           130,226            76,000
    Changes in Operating Assets and Liabilities:
       Accounts Receivable                                                       225,316          (163,380)
       Inventories                                                                (3,889)          (11,654)
       Other Current Assets                                                        6,740              (968)
       Accounts Payable                                                          (67,164)         (477,882)
       Accrued Expenses                                                          525,832          (163,288)
                                                                            ------------        ----------
  Net Cash Used In Operating Activities                                          509,682          (250,330)
                                                                            ------------        ----------


  Cash Provided by (Used In) Investing Activities:
    Other Assets                                                                  56,578           128,620
    Proceeds from notes receivable                                               170,419             6,978
    Purchase of property and equipment - Net                                    (105,294)         (162,774)
    Proceeds from sale of Dental Practices                                             -           710,000
                                                                            ------------        ----------
  Net Cash Provided by Investing Activities                                      121,703           682,824
                                                                            ------------        ----------


  Cash Provided by (Used In) Financing Activities:
    Principal payments on capital lease obligations                              (14,441)          (25,366)
    Principal payments on notes payable                                         (381,393)          (98,409)
    Principal payments on long term debt and
      notes payable to shareholders                                                    -          (356,773)
                                                                            ------------        ----------
  Net Cash Used In Financing Activities                                         (395,834)         (480,548)
                                                                            ------------        ----------

  Increase in Cash and Cash Equivalents                                          235,551           (48,054)

  Cash and Cash Equivalents at beginning of period                               (23,205)          185,235
                                                                            ------------        ----------

  Cash and Cash Equivalents at end of period                                $    212,346        $  137,181
                                                                            ============        ==========


                    PRINCETON DENTAL MANAGEMENT CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)


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

         The Company had a one-to-five reverse stock split of its common stock effective August 18, 1997. All share information and per share information in these consolidated financial statements have been retroactively restated to reflect the reverse stock split.

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

                    PRINCETON DENTAL MANAGEMENT CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)



         The waiver of interest and dividends during 1997 on the part of the Investor Group resulted in a total savings to the Company in excess of $700,000.

         In addition to the amounts owed under the Letter Agreement and the Secured Note, the terms of the Convertible Debt and Preferred Stock Agreements called for the conversion of 58,333 shares of the Company's Regulation D stock held by the Investor Group into $350,000 of Convertible Debt and Preferred Stock. The shares of common stock were held in treasury after the redemption.

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

         Under the terms of the transaction, the Company also issued a warrant to purchase 100 shares of Series B Preferred Stock. The Series B Preferred Stock entitled Amsterdam Equities Limited to elect a Class B director who would have super-majority voting powers on the Company's Board of Directors.

         The Convertible Debt and Preferred Stock may be converted into the common stock of the Company, at the sole option of the Investor Group, at various conversion rates as set forth in the conversion formula contained in the Convertible Debt and Preferred Stock Agreements. Conversion pursuant to such conversion formula would result in a conversion price per share of the Company's common stock below present market levels. If the Investor Group were to convert all outstanding Convertible Debt and Preferred Stock at the present time, and exercise the default warrants (see below), the conversion would result in the issuance to the Investor Group of a majority interest of the issued and outstanding shares of Company's common stock (after conversion and assuming full conversion and anti-dilution).

         In addition, pursuant to the terms of the Financing Arrangement, the Company issued to the holders of the Convertible Debt and the Preferred Stock a series of default warrants to purchase an aggregate number of shares of common stock equivalent to fifty percent (50.0%) of the issued and outstanding Common Stock of the Company at an exercise price of $0.10 per share (subsequently reduced to $0.01 per share under the terms of the Modification Agreement). This modification effectively reduced the aggregate exercise price of approximately $412,500 for the default warrants to an aggregate exercise price of approximately $41,250 (not accounting for any adjustments due to the anti-dilution provision of the Warrants and due to changes in the total issued and outstanding shares of the Company's common stock). Initially, the Investor Group could exercise the warrants only upon the occurrence of an event of default under the terms of the Financing Arrangement or upon the failure by the Company to achieve certain minimum financial goals of net income of at least one dollar in the fiscal year ending December 31, 1996, and various net income tests in subsequent years. The Company has been in ongoing default under the Financing Arrangement and the stated financial goals have not been met, and, accordingly, these default warrants have been capable of being exercised by the Investor Group upon payment of a minimal exercise price since January 1, 1997. The cumulative effect of the issuance of shares pursuant to the default warrants to the Investor Group and the conversion of outstanding Convertible Debt/Preferred Stock could result in ownership by

                    PRINCETON DENTAL MANAGEMENT CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)


the Investor Group of a majority of the Company's total issued and outstanding common stock after such conversion and exercise.

         Effective as of November 4, 1998, the Company was advised that (i) Amsterdam Equities Limited had transferred any and all interest which they had in the default warrants to Frank Leonard Laport, and (ii) that Mr. Laport had proceeded to exercise such default warrants. Exercise of all of the default warrants for the stated exercise price will result in Mr. Laport receiving approximately 1,065,483 additional shares of Company Common Stock.


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

         The Class B Preferred Stock entitled Amsterdam to elect a Director to the Board of Directors of the Company who would have super majority voting powers. In effect, the Class B director appointed by Amsterdam has the number of votes on the Board of Directors as the current Board currently holds, plus one vote. The amendment and activation of the Class B Preferred Stock occurred upon the satisfaction of the following two conditions: (i) delivery to the Company of a notice, pursuant to which the Investor Group would convert an aggregate amount of U.S. $700,000 of currently outstanding Convertible Debt/Preferred Stock into the Company's Common Stock in accordance with the contractual terms of the Convertible Debt and Preferred Stock Agreements executed on April 22, 1996 and (ii) upon the advance to the Company of an additional $200,000.00 pursuant to the Convertible Debt and the Preferred Stock Agreements executed April 22, 1996. Effective as of August 9, 1996, the Investor Group satisfied these two conditions and the Class B Preferred Stock was issued to Amsterdam.

         Frank Leonard Laport, Chairman and CEO of the Company, was elected as the Series B Director effective as of August 9, 1996. The Series B Director has not voted on any matters to date or taken any action whatsoever to date.

                    PRINCETON DENTAL MANAGEMENT CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)



ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the period ended December 31, 1997.

Results of Operations

     Revenue for the nine month period ended September 30, 1998 was $9,028,798 compared with $11,028,039 for the nine month period ended September 30, 1997, a decrease of $1,999,241 (18.13%). The change in revenue is due primarily to the sale of three dental practices and one dental laboratory during 1997 and a reduction of production at the dental practices. Operating expenses decreased $1,625,714 (a decrease of 14.84%) to $9,327,362 for the nine month period ended September 30, 1998 from $10,953,076 for the nine month period ended September 30, 1997. This decrease is due in large part to the sales of the practices and the dental laboratory, as well as several cost cutting measures related to compensation, benefits, and various other practice expenses.

     Interest expense increased $458,107 to $651,293 for the nine month period ended September 30, 1998 versus $193,186 incurred in the comparable nine month period last year. The increase is primarily the result of the Modification Agreement and the Allonge (see Exhibits 10.55 and 10.56) having a material positive effect upon the Company's interest expense in 1997.

     The net loss for the nine month period ended September 30, 1998 was $934,010. The net loss increased by $1,143,364 when compared with the nine month period ended September 30, 1997. This increase in the net loss is primarily due to the elimination of the practice sales gain, reduced production, increased amortization and the Modification Agreement and the Allonge having a positive effect upon the Company's interest expense in 1997. (See Exhibits 10.55 and 10.56).


Financial Condition

     The Company continues in the process of developing revenue enhancement programs in both the dental practice segment as well as the laboratory segment. In addition, the Company is also working to improve the operating results of the various operations by reducing the costs of patient services including a significant reduction in payroll. The Company has begun steps to reduce general and administrative expenses. However, the Company can make no assurances in regards to the results of these programs.

     In the past the Company did not pay certain state tax liabilities in the State of Michigan. Currently the Company is in the process of negotiating with the State to abate penalties with respect to the late payment. The Company estimates its total liability in this regard to be $175,000.

     Given the Company's recurring losses from operations, the significant working capital deficits and the uncertainty in obtaining additional funding to provide working capital in the short term, a substantial doubt has been raised as to the Company's ability to continue as a going concern absent significant improvement in operations or significant additional funding.

                    PRINCETON DENTAL MANAGEMENT CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)



Liquidity and Capital Resources

     As of September 30, 1998, the Company had a working capital deficit of $4,385,138 and a financial accumulated deficit of $14,656,701. Goodwill and other intangibles comprise approximately 69% of total assets, leaving tangible assets of approximately $2,248,939 and negative tangible net worth of approximately $4,793,074.

     During the nine month period ended September 30, 1998, the Company's cash and cash equivalents increased $235,551. Cash generated from depreciation and amortization was $626,631.

     Many computer systems in use today were designed and developed using two digits, rather than four to specify the year. As a result, such systems may recognize the year 2000 as 00. This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are
taken.   The Company utilizes software and related computer technologies essential to its operations that may be affected by the Year 2000 issue. The Company has reviewed the Year 2000 problem as it relates to the Company's internal system and does not believe at this time that it will have a material impact upon its business, operations or financial condition. However, the Company's review is continuing and the Company can make no absolute assurances in this regard.

     As disclosed in Note 3, the Company's primary source of outside financing is from the Investor Group. Given the Company's working capital deficit and negative tangible net worth, the Company is heavily reliant on the Investor Group. The Company has not needed to obtain additional material amounts of funding from the Investor Group during the past year but remains in an ongoing state of default under the terms of the Financing Arrangement. If the Investor Group was to call a formal default on the Preferred Stock/Convertible Debt issued by the Company, the Company would have no means of curing such default.


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

         c) In October, 1998, the Company obtained judgement in a lawsuit brought, in April 1998, against Dr. Richard Sokol, a former officer and director of the company, and Lawrence Ceraulo and Primecast Dental, former contractors for the Company, for breach of contract and breach of fiduciary duty. The Company is in the process of seeking to enforce such judgement.

         d) The Company is the defendant in several pending employee discrimination and vendor/creditor law suits in which it is the defendant. Such law suits include law suits bought against the Company by (i) J.F. Jelenko & Co. claiming $90,338 owed; (ii) Office Max/Office Depot claiming $25,000 owed; (iii) Chuhak & Tecson claiming approximately $50,000; (iv) a class action discrimination suit bought against the Company in Michigan seeking unspecified damages; and (v) a sexual discrimination suit bought against the Company in Florida seeking unspecified damages. The Company is vigorously defending these lawsuits.

                    PRINCETON DENTAL MANAGEMENT CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)



         e) The Company is involved in a number of other legal proceedings related to malpractice, worker's compensation, general employment and contract disputes all in various stages of proceedings, most of which will be covered by insurance.


Item 2.  Changes in Securities

         a) Effective August 18, 1997, the Company's shareholders approved a one-to-five reverse Stock split of the company's common stock.

         b)   Sales of Unregistered Securities.

              1. Effective as of July 13, 1998, the Company issued 45,000 shares of unregistered restricted common stock of the Company to Mr. Ronald J. Frank for a total consideration of $48,750 in a private placement exempt from registration pursuant to
                   Section 4(2) of the Securities Act of 1933.

              2. Effective as of July 28, 1998, the Company issued 45,000 shares of unregistered restricted common stock of the Company to Mr. Len J. Shapiro for a total consideration of $48,728.34 in a private placement exempt from registration pursuant to
                   Section 4(2) of the Securities Act of 1933.

              3. Effective as of November 4, 1998, the Company was advised that (i) Amsterdam Equities Limited had transferred any and all interest which they had in certain default warrants (See
                   Note 3 above) to Frank Leonard Laport, and (ii) that Mr. Laport had proceeded to exercise such default warrants. The default warrants in question have been outstanding since April, 1996 and were issued in connection with debt outstanding since December, 1994. The exercise of such default warrants will result in Mr. Laport receiving approximately 1,065,483 shares of unregistered restricted common stock of the Company for an aggregate exercise price of $41,250. The issuance of the Common Stock is exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

         a) While no formal default has been called to date by the Investor Group (See Note 3 above), the Company has failed to pay any of the interest and/or dividend payments called for under the Financing Arrangement (See Note 3 above) and could be considered in a state of ongoing default with respect to the Financing Arrangement. If the Investor Group was to call a formal default with respect to the Preferred Stock/Convertible Debt issued by the Company to the Investor Group, the Company would have no means of curing such a default.

Item 5.  Other Information

         a) Effective as of July 1, 1998 the Company entered into that certain Allonge and Amendment to Balloon Promissory Note and All Related Agreements with Dr. Glenn C. Lehr and certain related entities. This Agreement serves to restructure the debt owed by the Company in connection with the Amdent practices. (See Exhibit 10.61).

                    PRINCETON DENTAL MANAGEMENT CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)




         b) Effective as of October 15, 1998, the Company was informed by The Nasdaq Stock Market,Inc. ("Nasdaq") that the Company's securities would be delisted from the Nasdaq SmallCap Market effective at the close of business on October 15, 1998 due to the inability of the Company to meet the Nasdaq listing requirement that the Company maintain at least $2,000,000 in net tangible assets.

         c) Effective as of November 4, 1998, the Company was advised that (i) Amsterdam Equities Limited had transferred any and all interest which they had in the default warrants to Frank Leonard Laport, and (ii) that Mr. Laport had proceeded to exercise such default warrants. Exercise of all of default warrants for the stated exercise price will result in Mr. Laport receiving approximately 1,065,483 additional shares of Company Common Stock.


Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits

         The following documents are filed as an exhibit to this Report:

              (10.2) Letter Agreement dated December 7, 1994 between an investment group and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-QSB/A (Amendment No. 1) (Registration No. 33-43298-A) filed with the Commission on December 20, 1994).

              (10.4) Secured Revolving Demand Note dated January 27, 1995 between an investment group and the Registrant (incorporated by reference to the Exhibit to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 (Registration Number 33-43298-1A) filed with the Commission on April 14, 1995).

              (10.44) Series A 11.75% Cumulative Convertible Preferred Stock Purchase Agreement by and between Frank Leonard Laport, Beverly Trust Company, as Custodian of the Frank Leonard Laport Rollover Individual Retirement Account Number 75-49990, and Amsterdam Equities Limited, dated April 22, 1996 (incorporated by reference to the exhibit to the Registrant's Form 10-QSB filed with the Commission on September 23, 1996).

              (10.45) Convertible Debt Agreement by and between the Company and Amsterdam Equities Limited, dated April 22, 1996 (incorporated by reference to the exhibit to the Registrant's Form 10-QSB filed with the Commission on September 23, 1996).

              (10.46) Letter of Agreement dated July 15, 1996 and effective August 9, 1996, by and between the Company, Dr. Charles R. Mitchell, Stratum Management Inc., John H. Hagan, Dr. Seymour Kessler, Amsterdam Equities Limited, Frank Leonard Laport, and Beverly Trust Company (incorporated by reference to the exhibit to the Registrant's Form 10-QSB filed with the Commission on September 23, 1996).

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

                    PRINCETON DENTAL MANAGEMENT CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)



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




(b) Reports on Form 8-K    The Registrant filed the following Form 8-K's during
the  period  from January 1, 1998 through November 1, 1998:


         1) Effective as of July 14, 1998, PDMC announced that it had entered into a Financial Consulting Agreement with BullsEye Marketing, Inc.

              The Agreement anticipated that BullsEye Marketing, Inc. would assist PDMC in generally building market awareness of PDMC. As specified in the Agreement, (see Exhibit 10.60), PDMC would pay the consultant $1,000 per month plus reasonable expenses and issue 250,000 warrants to the consultant. The warrants would be exercisable at the same exercise price as the current publicly held warrants.


         2) Effective as of September 18, 1998, PDMC announced that the Board of Directors of Princeton Dental Management Corporation ("PDMC") had announced that the expiration date of those certain warrants issued pursuant to that certain Warrant Agreement dated April 15, 1992 by and between PDMC and Continental Stock Transfer & Trust Company had been extended for a period of twelve (12) months, expiring on October 11, 1999.

         3) Effective as of October 15, 1998, PDMC announced that, on October 15, 1998, the Company was informed by The Nasdaq Stock Market, Inc. ("Nasdaq") that the Company's securities would be delisted from the Nasdaq SmallCap Market effective at the close of business on October 15, 1998 due to the inability of the Company to meet the Nasdaq listing requirement that the Company maintain at least $2,000,000 in net tangible assets.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report of Form 10-QSB for the quarter ended September 30, 1998, to be signed on its behalf, by the undersigned there unto duly authorized.



DATED:                              Princeton Dental Management Corporation



                                    By:
                                       --------------------------------------
                                       Gary A. Lockwood
                                       President and Chief Operating Officer





                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report of Form 10-QSB for the quarter ended September 30, 1998, to be signed on its behalf, by the undersigned there unto duly authorized.



DATED:                              Princeton Dental Management Corporation



                                    By:
                                       --------------------------------------
                                       Barbara M. Kamenczak
                                       Chief Accounting Officer