Form 10KSB
period 1998-12-31
PRINCETON DENTAL MANAGEMENT CORP
filed 1999-04-15
CIK 856999

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the Fiscal Year Ended December 31, 1998
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

                         COMMON STOCK, $0.0001 PAR VALUE

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for its most recent fiscal year ended December 31, 1998 were $12,066,127.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 1999 (based upon the average bid and ask prices of these shares in the over-the-counter market as of March 1, 1999) was approximately $300,000.

As of March 1, 1999 there were 3,196,448 shares of the Registrant's Common Stock outstanding.

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

GENERAL DEVELOPMENT OF BUSINESS.

         Princeton was organized in October 1986 for the purposes of acquiring dental practices and to provide various services to those dental practices, including marketing, practice development, management, and support services. From the date of incorporation through April 1992, the Company developed and provided marketing and practice enhancement services for dental practices and conducted demographic research.

         As of March 1, 1999, the Company managed and/or operated nine dental practices and one dental laboratory, obtained through the acquisitions and sales (the "Transactions") described below.

           In July 1992, the Company (through an affiliated professional corporation) acquired all of the issued and outstanding shares of common stock of American Dental Health-Battle Creek, P.C. ("Battle Creek"). Battle Creek operates 3 dental practices in Battle Creek, Taylor and Ypsilanti, Michigan. The acquisition price, which was a total of approximately $2,000,000, consisted of $500,000 in cash, $1,000,000 in a promissory note and $500,000 worth of Company common stock. With respect to the stock, the Company issued 163,578 shares, which equated to $500,000 in market value of the stock at the time of acquisition.

         In March 1993, the Company (through an affiliated professional corporation) acquired substantially all of the assets of Century Dental Centers I, P.C. ("Century"), a dental practice located in Springfield, Pennsylvania. The acquisition price, which was a total of $547,000, consisted of $145,000 in cash, $269,000 in a promissory note and $133,000 worth of Company common stock. With respect to the stock, the Company issued 26,394 shares, which equated to $133,000 in market value of the stock at the time of acquisition.

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

         In July, 1997, the original owners of Mason agreed to convert $150,000 worth of debt owed to them by the

Company into 53,381 shares of the Company's Common Stock. (See Exhibits 10.56 and 10.58).

         In February 1994, the Company (through an affiliated professional corporation) acquired all of the issued and outstanding common stock of C.D. Nunnelly, D.D.S. & Associates, Inc., d/b/a Fairfield Dental Center ("Fairfield"), a dental facility located in Pensacola, Florida. The acquisition price, which was a total of $1,397,000, consisted of $366,000 in cash, $541,000 in a promissory note and $490,000 worth of Company common stock. With respect to the stock, the Company issued 166,667 shares, which equated to $490,000 in market value of the stock at the time of acquisition.

         In January 1997, the Company sold all of the assets of Fairfield back to Drs. Payne and Barfield, the individuals from whom the Fairfield practice was originally purchased (See Exhibit 10.52). The sale price, which was a total of $935,000, consisted of $475,000 in cash and approximately $460,000 in forgiveness of debt and assumption of other liabilities.

         In April 1994, the Company (through an affiliated professional corporation) acquired all the issued and outstanding stock of seven dental practices and one dental laboratory, namely The Dental Team of Boca Raton, Inc., The Dental Team of Boynton Beach, Inc., The Dental Team of Coral Springs, Inc., The Dental Team of Deerfield Beach, Inc., The Dental Team of Delray Beach, Inc., The Dental Team of Pompano Beach, Inc., Palm Beach Dental Services, Inc. and Pompano Square Dental Lab, Inc. (collectively referred to as "The Dental Team") located in Palm Beach and Broward counties in Southeast Florida. The acquisition price, which was a total of $4,611,000, consisted of $600,000 in cash, $831,000 in promissory notes and $3,180,000 worth of Company common stock. With respect to the stock, the Company issued 1,247,059 shares, which equated to $3,180,000 in market value of the stock at the time of acquisition.

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

         Effective as of June 1, 1997, the Company sold the assets comprising the Mason Dental Southeast, Inc. / Renaissance Dental Studio to Mr. Lawrence Ceraulo, individually and doing business as Certex Dental Studio. The Mason Dental Southeast, Inc. / Renaissance Dental Studio, with 1996 revenues of approximately $390,000, represented approximately 2.2% of the total revenue of the. (See Exhibit 10.54). The Mason Dental Southeast, Inc. / Renaissance Dental Studio was sold for $92,096 in the form of a short-term note; an additional short-term note payable to purchase supplies in the amount of $9,847; and assumption of an existing note payable of $18,372.

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

         The business of providing dental care services through dental centers is highly competitive. The Company's practices compete with both existing neighborhood general practices as well as franchises and dental practices located in shopping centers, malls, etc.

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

GOVERNMENT REGULATION

         The field of dentistry is highly regulated, and there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future.

         Every state imposes licensing and other requirements on individual dentists, dental facilities, dental services and dental managed care plans. In addition, federal and state laws regulate third party payers for dental services. Insurance laws and regulations and prepaid managed dental care plan licensing laws and regulations establish licensing, financial, operational, marketing and other requirements relating to prepaid managed dental care plans. In the future, the Company may become subject to compliance with additional regulations.

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

         In most states, including Florida and Michigan, where all of the Company's dental centers and dental practices are located, dental practices must be owned by a licensed dentist. In keeping with these legal requirements, the Company operates its dental centers and dental practices and derives revenues from the operations thereof through comprehensive long-term management agreements with corporations owned by licensed dentists. The Company generally owns the dental equipment utilized by the practice and provides such equipment, capital, staffing, management and marketing services to the practice, allowing the dentists employed by such corporations to focus on delivery of high quality dental care. The licensed dentists receive compensation directly from the dentist-owned corporation. The Company receives the remaining gross revenue from dental services provided at the dental centers and pays all operating and other expenses, including staff salaries and benefits.

         The Company enters into long-term management agreements with licensed dentists or dentist-owned corporations pursuant to which the Company manages all non-clinical aspect of the dental practices. The management agreements typically run for a term of ten years and are subject to automatic renewal. Pursuant to such management agreements, the Company provides facilities, dental and office equipment and supplies, non-clinical staffing, management support, marketing and other ancillary services. The Company bills and collects all receivables on behalf of the managed practices.

         As compensation for all management services provided by the Company the managed practice agrees to pay to the Company, as an administrative management fee, all of the practice revenues in excess of the amounts required to pay compensation to the dentist(s) and dental hygienists employed by the practice. The Company is responsible for paying all practice expenses including staff salaries, from and out of the management fee. If revenues are not sufficient to pay clinical salaries, the unpaid portion of the management fee is accrued.

         The operation and management of the dental centers must meet federal, state and local regulatory standards in the areas of health and safety. Those standards have not had any material affect on the operation of the dental centers or the operations of the Company. Based on management's familiarity and knowledge of the operations of the dental centers and the activities of the affiliated dentists, management believes that the dental centers and the dentists are in compliance in all material respects with all applicable federal, state and local laws and regulations relating to health and safety. The Company meets certain OSHA and other governmental regulation and guidelines in its dental practices. The cost of such compliance has not been material.

         The laws of many states prohibit dentists from splitting fees with non-dentists and prohibit non-dental entities (such as the Company) from practicing dentistry, and from employing dentists or, in certain circumstances, dental assistants. The laws of some states prohibit advertising dental services under a trade or corporate name and further require that all advertisements of dental services be in the name of the dentist providing the services. A few states also regulate the content of advertisements of dental services. A few states also regulate the content of advertisements of dental services and the use of promotional gift items to attract new clients.

         Some states limit the ability of a non-licensed dentist or non-dentists to own or control equipment or offices used in a dental practice. Some of the states allow leasing of equipment and office space to a dental practice, under a bonafide lease, if the equipment and office remains in the complete care and custody of the dentist. Management believes, based on its familiarity and knowledge of the operations of the Company and the activities of the affiliated dentists, that the Company's current and planned activities do not violate applicable statutes and regulations. There can be no assurance, however, that future interpretation of such laws, or the enactment of new laws, will not require structural and organizational modifications of the Company's existing contractual relationship with the affiliated dentists or the operation of the dental centers. In additional, statues in some states could restrict expansion of the Company's operations in those jurisdictions.

INTELLECTUAL PROPERTY

         The Company believes that, in certain circumstances, the trade name of the practice or group of practices acquired may have value within the area it services. As part of each acquisition, the Company always acquires the practices' trade names and trademarks. The Company typically will not change the name of the acquired practices post-acquisition.

EMPLOYEES

         As of March 1, 1999, Princeton employed approximately 198 individuals on a full-time basis, including two executive officers, and 39 on a part-time basis (defined as less than 32 hours per week). Princeton is not a party to any collective bargaining agreement and believes its employee relationships are satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company's principal executive offices are located at 7421 West 100th Place, Bridgeview, IL 60455. The Company currently leases approximately 2,646 square feet at the Bridgeview location on a month to month basis at a rate of approximately $1,555.00 per month (plus real estate taxes and CAM) from an entity controlled by Frank Leonard Laport, Chairman and CEO of Princeton (See
Exhibit 10.49). The Company also rents its phone system at the Bridgeview location on a month to month basis at a rate of approximately $570.00 per month from Mr. Laport (See Exhibit 10.50).

         The lease on the former corporate office located at 2739 U.S. Highway 19, Holiday, Florida 34691, remains Princeton's obligation through June 30, 1999. Princeton has sublet all of the space at this location. The net reduction in rent in 1998 due to the sublease was $119,028. The minimum lease payments under this operating lease, net of sublease, for the year subsequent to December 31, 1998 is $12,313 in 1999.

         On July 31, 1992, in connection with the Battle Creek Acquisition, Princeton was assigned the right, pursuant to license agreements to operate dental facilities in Meijers Thrifty Acres stores located in Battle Creek, Taylor, and Ypsilanti, Michigan. The license agreements, which terminated on December 31, 1997 also obligated Princeton to make license payments with respect to the facilities. Pursuant to these licenses, Princeton was required to pay a base license fee of $28,652 and an additional license fee based upon actual collections received by each facility. In July, 1997 the company entered into a Termination Agreement with respect to the Meijer leases, which terminated the leases and obliged the Company to pay a total of $ 80,000 to Meijer over a period of twelve months. The Termination Agreement also ended the base license payments and additional license payments based on actual collections. In April through June of 1997, the Company entered into new lease and/or management agreements for new locations in Ypsilanti, Taylor and Battle Creek. The leases at each of the Michigan locations are long-term leases, with initial monthly rents ranging from $1,000 to $3,296. At the Ypsilanti location, the Company also entered into a management agreement with the lead dentist entitling such dentist to a percentage of net profits generated by such practice in return for management services.

         On December 31, 1993, in connection with the Mason Acquisition, Princeton assumed the triple net lease for $148,200 per year, payable on a monthly basis to Stark Enterprises, an entity owned by three individuals who were at one time shareholders of Princeton as a result of the merger and one of whom, Gary A. Lockwood, is President and COO of Princeton. The lease, which terminates at December 31, 2001 and is subject to renewal, covers approximately 18,000 square feet.

         On April 1, 1994, in connection with the Dental Team acquisition, Princeton assumed nine facility leases ranging from $7,200 to $68,125 per year, payable on a monthly basis with expiration dates ranging from April 30, 1998 to March 1, 2004. The future minimum lease payments under these operating leases for the years subsequent to December 31, 1998 are $173,130 in 1999, $104,563 in 2000, and $256,197 thereafter. In addition, the Boynton Beach office lease and a storage facility lease are payable to B & S Properties, a partnership owned by two individuals who are now shareholders of Princeton as a result of the merger, which requires monthly payments totaling $3,600 through March 1, 2004. In connection with the sale of the assets of the Dental Team of Delray Beach, the lease for the Delray Beach location has been terminated. In connection with the sale of the Florida dental lab, the purchaser assumed responsibility for that lease.

          In the opinion of management, the Company's facilities are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

         On October 16, 1996, the Company was sued for $160,000 by Romajo Partners Limited Partnership, a Partnership controlled by Dr. Seymour Kessler, a former director of the Company. The Company received an adverse judgement in that suit in October, 1997 and has paid Romajo Partners Limited Partnership $162,627 as the judgement amount along with subsequent attorneys fees of approximately $20,000 and costs.

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

         The Company is the defendant in several pending employee discrimination and vendor/creditor law suits in which it is the defendant. Such law suits include law suits brought against the Company by (i) J.F. Jelenko & Co. claiming $90,338 owed; (ii) Office Max/Office Depot claiming $25,000 owed; (iii) Chuhak & Tecson claiming approximately $50,000 (the Company has counter-claimed alleging legal malpractice; (iv) Primecast Dental claiming unspecified damages; (v) a class action discrimination suit bought against the Company in Michigan seeking unspecified damages; (vi) a disability discrimination claim brought against the Company in Michigan seeking unspecified damages and (vii) a sexual discrimination suit brought against the Company in Florida seeking unspecified damages. The Company is vigorously defending these lawsuits.

         The Company has been advised by Henry Schein, Inc. and Zahn Dental Company that such companies are claiming that the Company owes them an aggregate of approximately $500,000. The Company has advised Henry Schein, Inc and Zahn Dental Company that it would vigorously contest any such claim and believes that it has significant counter-claims against Henry Schein, Inc.

         While no litigation have been commenced, the Company has been advised by the Dickerson Investment Group, an entity controlled by Mr. Donnell Dickerson, that such company is claiming that the Company owes it approximately $70,000. The Company has advised that it will vigorously contest any such claim.

         The Company is involved in a number of other legal proceedings related to malpractice, worker's compensation, general employment, vendor and contract disputes all in various stages of proceedings. Management believes settlements, if any, in excess of insurance coverage would be immaterial. There is no other litigation pending to which Princeton is a party or of which any of its property is the subject, other than routine litigation incidental to its business. Further, there are no proceedings known to be contemplated by governmental authorities relating to either Princeton or its properties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Effective August 18, 1997, the Company shareholders approved a one to five reverse stock split of the Company's Common Stock. All figures have been restated to reflect such reverse stock split.

         Effective December 18, 1998, the Company held it's Annual Meeting at which Frank L. Laport, Gary A. Lockwood, George B. Collins and Dr. Zigmund Porter were elected as directors and Kirkland, Russ, Murphy and Tapp were confirmed as the auditors for the Company.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Effective August 18, 1997, the Company shareholders approved a one to five reverse stock split of the Company's Common Stock.

         The Company's common stock and warrants are currently traded in the OTC:Bulletin Board market. Prior to October 15, 1998, the Companies securities were quoted on the NASDAQ SmallCap Market under the symbols PDMC and PDMCW, respectively, since April 15, 1992.

         Effective as of October 15, 1998, the Company was informed by The Nasdaq Stock Market, Inc. ("Nasdaq") that the Company's securities would be delisted from the Nasdaq SmallCap Market effective at the close of business on October 15, 1998 due to the inability of the Company to meet the Nasdaq listing requirement that the Company maintain at least $2,000,000 in net tangible assets.

         The following table sets forth the high and low bid quotations for the Company's common stock and warrants for the two most recent fiscal years. Such quotations reflect inter-dealer quotations, without retail mark-up, markdowns or commissions, and may not represent actual transactions.


                                         COMMON STOCK             WARRANTS

              FISCAL YEAR ENDED
              DECEMBER 31, 1998        HIGH         LOW        HIGH         LOW

              First Quarter           $2.25       1.875        .125       .0625
              Second Quarter           2.25       1.50         .125       .0625
              Third Quarter            1.625       .75         .125       .0625
              Fourth Quarter            .50        .1875        .05       .0000

              FISCAL YEAR ENDED
              DECEMBER 31, 1997

              First Quarter           $5.00        1.55         .16         .03
              Second Quarter           5.30        2.50         .19         .03
              Third Quarter            4.06        2.35         .09         .03
              Fourth Quarter           3.50        1.78         .13         .03

HOLDERS

    As of February 9, 1999, there were 127 and 83 holders of record of the Company's common stock and warrants, respectively. These numbers include shareholders and warrant holders of record who may hold stock and warrants for the benefits of others. The Company does not consider it practical to attempt to determine the number of individuals who are beneficial owners of its shares and warrants.

    Also, as described in detail in Item 12, the Investor Group (as defined in Item 12) presently holds various Convertible Debt, Preferred Stock and Warrants which, if exercised or converted, would result in the Investor Group owning a majority of the issued and outstanding shares of Common Stock of the Company

DIVIDENDS

    The Company has never paid cash dividends on its common stock and does not expect to pay such dividends in the foreseeable future. Management currently intends to retain all available funds for the development of its business and for use as working capital.

RECENT SALES OF UNRESTRICTED SECURITIES

    During 1998, the Company sold 106,500 shares of the Company's Common Stock in private placements at prices ranging from $1.98 to $1.08 per share. The shares of Common Stock sold in such private placements were unregistered and restricted.

    During 1998, the Company also issued 1,065,483 shares of unregistered, restricted common stock of the Company for an aggregate price of $41,250, from conversion of certain outstanding default warrants. See "Certain Relationships and Related Transactions".

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS

          The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. All statements contained in this Report, other than statements of historical facts, which address activities, events or developments that the Company anticipates will or may occur in the future, including such things as the acquisition or development of additional dental centers or dental practices, future capital expenditures, and other such matters, are forward-looking statements within the meaning of the Act. These forward-looking statements are based largely on the company's expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from the forward-looking statements as a result of a number of factors, including but not limited to, the need for additional financing, intense competition, regulatory changes and other unforeseen circumstances. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized. The Company undertakes no obligation to update or revise any of the forward-looking statements contained herein.

OVERVIEW

          In early 1997, the Company sold three of its existing dental practices and one of its dental labs (Fairfield, Dental Team at Delray Beach, Century and Mason Dental Lab Southeast) (See Item 1).

          During 1997, the Company significantly improved operating results which, when combined with the waiver of interest and dividends pursuant to the Modification Agreement and the Allonge (See Exhibits 10.55, 10.56 and 10.58) the gain from the sale of three dental offices and one dental lab, an accompanying reduction of the depreciation and a reduction of the monthly amortization based on the write down of goodwill at December 31, 1996, resulted in a small net profit for 1997.

          In 1998, the Company incurred significant operating and net losses, due primarily to the expiration of the waiver of interest and dividends which had been in place in 1997 (See Exhibits 10.55, 10.56 and 10.58), a one-time charge of $250,000 for anticipated State of Michigan taxes and a one time charge of $123,900 incurred in connection with the exercise of the default warrants.

RESULTS OF OPERATIONS

          Revenue for the year ended December 31, 1998 was $12,066,127 compared with $13,795,792 for the year ended December 31, 1998, a decrease of $1,729,665. The change in revenue is due primarily to reduction in dental practice production due to the sale of three dental practices and a dental lab during 1997. Operating expenses decreased $1,183,203 to $12,698,766 for the year ended December 31, 1998 from $13,881,969 for the year ended December 31, 1997. This decrease is due in large part to the reduction in dental practice revenue.

          Interest expense increased $643,754 to $880,145 for the year ended December 31, 1998 versus $236,391 incurred in the comparable period last year. The increase is primarily due to the expiration of the waiver of interest and dividends pursuant to the Modification Agreement and the Allonge. (See Exhibits 10.55, 10.56 and 10.58)

          The Company showed a net loss of $1,618,476 for the year period ended December 31, 1998, as compared to net income of $8,419 for the year period ended December 3, 1997. The net loss for the year ended December 31, 1998 shows substantial deterioration over the prior year ended December 31, 1997, primarily as a result of the expiration of the waiver of interest and dividends pursuant to the Modification Agreement and the Allonge (See Exhibits 10.55, 10.56 and 10.58), a charge of $250,000 for Michigan taxes and the gain from the sale of three dental offices and one dental lab during 1997.

FINANCIAL CONDITION

         Changes in the Company's financial condition at December 31, 1998 as compared with December 31, 1997 resulted primarily from the expiration of the waiver of interest and dividends pursuant to the Modification Agreement and the Allonge and a general reduction in practice revenues and the sale of three dental practices and a dental laboratory during the year ended December 31, 1997. During the year ended December 31, 1997, the Company realized significant proceeds from the sale of Fairfield Dental, Center Century Dental Center, and Mason Dental Southeast / Renaissance Dental Studio. The sale of the Dental Team of Delray Beach was exclusively forgiveness of debt. The Company recognized no cash from the sale of the Delray Beach practice.

         In the period from 1993 to present, the Company did not make certain Michigan state tax filings. The Company is in the process of preparing these filings and estimates its liability at approximately $500,000.

         Given the Company's recurring losses from operations, the significant working capital deficits and the uncertainty in obtaining additional funding to provide working capital in the short term, a substantial doubt has been raised as to the Company's ability to continue as a going concern. Absent significant and immediate additional funding, the Company will have to consider relief under Chapter 11 of the United States Bankruptcy Code or some similar possibility. The Company presently has no source for any additional funding.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1998, the Company had a working capital deficit of $4,532,871 and a financial accumulated deficit of $15,341,247. Goodwill and other intangibles comprise approximately 69% of total assets, leaving tangible assets of approximately $2,275,451 and negative tangible net worth of approximately $5,197,019.

         During the year ended December 31, 1998, the Company's cash and cash equivalents increased $142,080. Cash provided by operations was $450,064, resulting primarily from the Company's increase in accrued expenses of $932,222 and depreciation and amortization of $833,275.

         Investing activities provided $83,227 of cash, primarily related to a note payment related to the sale of a dental practice. Cash of $321,362 was used in financing activities, primarily as a result of the extinguishment of debt.

         The Company has extensive deferred maintenance on all of its facilities. The Company estimates that it could cost in excess of $1.15 Million to properly re-equip and refurbish all facilities. At present the Company has no source of funding to address such matters.

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

         Management has developed a plan to modify its information technology to be ready for year 2000 and has begun converting critical data processing systems. Management expects the project to be substantially complete by November, 1999 and incur total expenditures of approximately $190,000 related to the project. See Note 15 for potential financing arrangements of year 2000 capital expenditures.

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

ITEM 7.  FINANCIAL STATEMENTS

         The Company's audited financial statements for the fiscal years ended December 31, 1997 and 1998 accompany this report as Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following persons are the directors and executive officers of the Company as of the date of this report:


                                         First Became          Beneficially Owned          Beneficially Owned
Employment                   Age          a Director            Number of Shares            Percent of Shares
----------                   ---          ----------            ----------------            -----------------
Frank Leonard Laport          58            8/9/96               1,101,233(1)(3)                 34.45%

George B. Collins             67            8/9/96                   0(2)(3)                       0.0%

Gary A. Lockwood              52            8/9/96                      0                          0.0%

Dr. Zigmund C Porter          61           8/15/97                      0                          0.0%


       (1) With respect to Mr. Laport, includes shares currently held by Mr. Laport's IRA. With respect to both Mr. Laport and Amsterdam Equities Limited, does not include shares issuable upon full conversion of Series A Stock and Convertible Debt currently held by Amsterdam Equities Limited and Mr. Laport. See "Certain Relationships and Related Transactions".

       (2) Mr. Collins serves as a representative of Amsterdam Equities Limited. Conversion of the Convertible Debt and Series A Stock presently held by Amsterdam Equities Limited, which totals approximately $3 Million as of this date, would result in the additional issuance to Amsterdam Equities Limited of approximately 1,635,673 shares of Company Common Stock. On a fully diluted basis and assuming full conversion, this would result in Amsterdam Equities Limited owning shares of Company Common Stock which, when added to its existing stock holdings, would be equal to approximately 36% of the Company. As of this date, the conversion of this debt into equity at the existing conversion formula would result in a conversion price per share significantly in excess of current market levels for the Company's Common Stock. Amsterdam Equities Limited has not indicated to the Company whether it intends to convert its debt to equity. See "Certain Relationships and Related Transactions".

       (3) Conversion of the Series A Stock presently held by Mr. Laport, which totals approximately $360,000 as of this date, would result in the additional issuance to Mr. Laport of approximately 129,028 shares of Company Common Stock. On a fully diluted basis, and assuming full conversion by Amsterdam Equities Limited, this would result in Mr. Laport owning shares of Common Stock which, when added to his existing stock holdings, would be equal to approximately 24% of the Company (on a fully diluted basis and assuming conversion in full by Amsterdam Equities Limited and Mr. Laport). Mr. Laport is contractually prohibited from converting his Series A Stock unless Amsterdam Equities Limited also decides to convert its Convertible Debt. See "Certain Relationships and Related Transactions".

Frank Leonard Laport. Mr. Laport serves as CEO and Chairman and head of the Florida operations of the Company. Mr. Laport, was born in Chicago, Illinois, March 8, 1941, admitted to the Bar: 1966, Illinois; 1969, Florida;

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

Compliance with Section 16 of the Exchange Act

              Section 16 of the Securities and Exchange Act of 1934 requires the Company's Directors and Executive Officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") and the NASDAQ System, initial reports of ownership and reports of changes in ownership of Common Stock. In addition these individuals are also required by SEC regulations to furnish the Company with copies of all Section 16 forms they file. To the Company's knowledge, during the fiscal year ended December 31, 1998, all Section 16 filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with the exception of certain forms 3 and 4 which were not filed on a timely basis by Mr. Lockwood, an officer and director of the Company.

                        [ TABLE TO FOLLOW ON NEXT PAGE ]

                        ITEM 10. EXECUTIVE COMPENSATION

             The following table sets forth the compensation accrued by the Company for the last three fiscal years to the Company's Chief Executive Officers and to those executive officers whose compensation exceeded $100,000 in any of the last two fiscal years.


    SUMMARY COMPENSATION TABLE


                                                              Other Annual       Restricted      Options      LTIP       All Other
Name and Principal Position        Year      Salary ($)       Compensation         Stock          SARS       Payouts    Compensation
---------------------------        ----      ----------       ------------         -----          ----       -------    ------------
                                                                                   Awards          (#)         (#)
                                                                                   ------          ---         ---
Charles R. Mitchell                 1998           0                 0                0             0            0            0
Former President                    1997           0                 0                0             0            0            0
(President 10/95 to 8/96)           1996        44,000               0            10,000(1)         0            0            0

Gary A. Lockwood                    1998      123,077(2)             0                0             0            0            0
President and                       1997      119,095(2)             0                0             0            0            0
Chief Operating Officer             1996      117,000(2)             0                0         20,000(2)        0            0
(President 8/96 to Present)


Frank Leonard Laport, Esq.          1998         0(3)              0(3)               0             0            0            0
CEO & Chairman of the Board         1997         0(3)              0(3)               0             0            0            0
                                    1996         0(3)              0(3)               0             0            0            0


       (1) Dr. Mitchell was awarded 50,000 shares of Common Stock in connection with the execution of his employment contract dated January 1996. Dr. Mitchell received no direct compensation in the form of salary or consulting fees directly during 1995. However, Stratum Management Inc., a company Dr. Mitchell was affiliated with prior to his appointment as President, had been paid $35,833 per month in the form of consulting fees during 1995 and $41,000 per month during 1996. In addition, Stratum received warrants to purchase 120,000 shares (subsequently reduced to 77,600 shares) of Company common stock at an exercise price of $1.00. Dr. Mitchell's wife and siblings remained shareholders and employees of Stratum during Dr. Mitchell's tenure with the Company.

       (2) Compensation received was primarily for the management of Dental Labs. G. Lockwood did not receive compensation in an executive officer capacity during 1995. Compensation does not include (i) amounts received by Stark Enterprises, of which Mr. Lockwood is a partial owner, pursuant to the lease for the Company's lab facility in Livonia, MI, or (ii) amounts received by The Island Group, of which Mr. Lockwood is a partial owner pursuant to that certain Acquisition Promissory Note. See "Certain Relationships and Related Transactions".

       (3) Mr. Laport currently serves without direct compensation, although a compensation committee has been formed to develop a compensation package for Mr. Laport. Compensation does not include amounts received by Mr. Laport pursuant to the Leases between the Company and Mr. Laport for the Company offices at 7421 W 100th Place, Bridgeview, IL. In addition, Mr. Laport is a member of the Investor Group along with Amsterdam Equities Limited. See "Certain Relationships and Related Transactions".

COMPENSATION OF OUTSIDE DIRECTORS

         Each outside director of the Company receives $1,000 for each meeting attended, and directors are entitled to be reimbursed for all reasonable out-of-pocket expenses incurred in connection with their duties as directors. For the year ended December 31, 1998, outside directors' fees and expenses amounted to $0, with all directors waiving fees.

OPTION GRANTS IN LAST FISCAL YEAR

         As of March 1, 1998 options to purchase an aggregate of 140,000 shares of Common Stock at exercise prices ranging from $20.00 to $4.35 had been granted and were outstanding under the Company's 1993 Incentive and Non-Statutory Stock Option Plan. The dates such options were granted range from June 3, 1993 to June 6, 1996.

         As of March 21, 1996, as amended on July 17, 1996, the Company issued to each of John H. Hagan and Dr. Seymour Kessler options to purchase 16,200 shares each (reduced from options to purchase 25,000 shares each originally granted). The options were exercisable at a price of $5.95 per share, and expired in March 1999.

         In June 1996, the Company issued to Gary A. Lockwood options to purchase 20,000 shares. The options vest over a 3.5 year period. The options were exercisable at a price of $4.35 per share, and expire in January 2003.

         Effective as of January 1996, as amended on July 17, 1996, the Company issued Warrants to Purchase up to 77,600 shares of Company common stock (reduced from 120,000 shares originally) to Stratum Management, Inc., a consulting group affiliated with Dr. Charles R. Mitchell (See Item 12). The Warrants were exercisable at an exercise price of $5.00. The Warrants expired in 1998.

         Effective as of April 1996, the Company issued Warrants to purchase to the Investor Group for an aggregate of 4,125,000 shares of Company common stock (subject to anti-dilution provision). The Warrants had an exercise price of $0.10 per share and, due to the failure by the Company to achieve certain stated financial goals, were exercisable after January 1, 1997 and are presently exercisable (See Item 12). Effective as of July, 1997 the exercise price of the warrants were reduced to $0.01 per share (subject to anti-dilution adjustment) in connection with a year-long interest waiver by the Investor Group, which saved the Company in excess of $700,000 in interest expense. Effective as of November 4, 1998, the Company was advised that (i) Amsterdam Equities Limited had transferred any and all interest which they had in the default warrants to Frank Leonard Laport, and (ii) that Mr. Laport had proceeded to exercise such default warrants. Exercise of all of the default warrants for the stated exercise price resulted in Mr. Laport receiving approximately 1,065,483 additional shares of Company Common Stock.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

None

EMPLOYMENT AGREEMENTS

         Frank Leonard Laport, Chairman and CEO of the Company, currently serves without compensation or an employment agreement.

         Effective as of June 1, 1996, the Company entered into an Amendment to Employment Agreement with Gary A. Lockwood, President and COO of the Company, which provided for (i) an increase in annual salary, effective as of June 1, 1996, from $97,000 to $105,469.71 (with subsequent annual increases based on the Consumer Price Index) for Mr. Lockwood's operation of the Company's Mason Dental subsidiaries, and (ii) a salary of $12,000 per annum and options to purchase up to 10,000 shares of Company stock for Mr. Lockwood's services as President and COO of the Company (See Exhibit 10.48).

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

ITEM 11.  SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership by Certain Beneficial Owners

         The following table sets forth the security ownership by certain beneficial owners for persons owning 5% or more of the Company's Common Stock as of March 1, 1999.


         NAME AND ADDRESS OF               AMOUNT AND NATURE            PERCENT
           BENEFICIAL OWNER            OF BENEFICIAL OWNERSHIP         OF CLASS
           ----------------            -----------------------         --------
Amsterdam Equities Limited                   189,002(1)(2)               5.91%
Norfolk House
Frederick Street, Second Floor
Nassau, N.P., Bahamas



Frank Leonard Laport                       1,101,233(1)(3)              34.45%
7421 W. 100th Place
Bridgeview, IL  60455
Chairman, CEO

--------------------------------------------------------------------------------
Total                                      1,290,235                    40.36%


       (1) With respect to Mr. Laport, includes shares currently held by Mr. Laport's IRA. With respect to both Mr. Laport and Amsterdam Equities Limited, does not include shares issuable upon full conversion of Series A Stock and Convertible Debt currently held by Amsterdam Equities Limited and Mr. Laport. See "Certain Relationships and Related Transactions".

       (2) Conversion of the Convertible Debt and Series A Stock presently held by Amsterdam Equities Limited, which totals approximately $3 Million as of this date, would result in the additional issuance to Amsterdam Equities Limited of approximately 1,635,673 shares of Company Common Stock. On a fully diluted basis and assuming full conversion, this would result in Amsterdam Equities Limited owning shares of Company Common Stock which, when added to its existing stock holdings, would be equal to approximately 36% of the Company. As of this date, the conversion of this debt into equity at the existing conversion formula would result in a conversion price per share significantly in excess of current market levels for the Company's Common Stock. Amsterdam Equities Limited has not indicated to the Company whether it intends to convert its debt to equity. See "Certain Relationships and Related Transactions".

       (3) Conversion of the Series A Stock presently held by Mr. Laport, which totals approximately $360,000 as of this date, would result in the additional issuance to Mr. Laport of approximately 129,028 shares of Company Common Stock. On a fully diluted basis, and assuming full conversion by Amsterdam Equities Limited, this would result in Mr. Laport owning shares of Common Stock which, when added to his existing stock holdings, would be equal to approximately 24% of the Company (on a fully diluted basis and assuming conversion in full by Amsterdam Equities Limited and Mr. Laport). Mr. Laport is contractually prohibited from converting his Series A Stock unless Amsterdam Equities Limited also decides to convert its Convertible Debt. See "Certain Relationships and Related Transactions".

SECURITY OWNERSHIP BY MANAGEMENT

         The following table sets forth as of March 1, 1999 the number of shares of Common Stock of the Company beneficially owned by each named Executive Officer and Director and by each director and officer as a group.
Except as otherwise indicated all shares are owned directly.


         NAME AND ADDRESS OF          AMOUNT AND NATURE               PERCENT
           BENEFICIAL OWNER        OF BENEFICIAL OWNERSHIP            OF CLASS
           ----------------        -----------------------            --------

Frank Leonard Laport                   1,101,233(1)(2)                 34.45%
7421 W. 100th Place
Bridgeview, IL  60455
Director, Chairman, CEO


Gary A. Lockwood                               0                         0.0%
12752 Stark Road
Livonia, MI 48150
Director, President, COO



George B. Collins                              0(2)                        0%
One North LaSalle
Chicago, IL  60602
Director


Dr. Zigmund C. Porter                          0                           0%
3200 N. Lake Shore Drive
Chicago, IL  60657
Director


--------------------------------------------------------------------------------
All officers as a group                1,101,233(1)(2)                 34.45%


       (1) With respect to Mr. Laport, includes shares currently held by Mr. Laport's IRA. Does not include shares issuable upon full conversion of Series A Stock and Convertible Debt currently held by Amsterdam Equities Limited and Mr. Laport. See "Certain Relationships and Related Transactions".

       (2) Mr. Collins currently serves as a representative of Amsterdam Equities Limited. Conversion of the Convertible Debt and Series A Stock presently held by Amsterdam Equities Limited, which totals approximately $3 Million as of this date, would result in the additional issuance to Amsterdam Equities Limited of approximately 1,635,673 shares of Company Common Stock. On a fully diluted basis and assuming full conversion, this would result in Amsterdam Equities Limited owning shares of Company Common Stock which, when added to its existing stock holdings, would be equal to approximately 36% of the Company. As of this date, the conversion of this debt into equity at the existing conversion formula would result in a conversion price per share significantly in excess of current market levels for the Company's Common Stock. Amsterdam Equities Limited has not indicated to the Company whether it intends to convert its debt to equity. See "Certain Relationships and Related Transactions".

           Conversion of the Series A Stock presently held by Mr. Laport, which totals approximately $360,000 as of this date, would result in the additional issuance to Mr. Laport of approximately 129,028 shares of Company Common Stock. On a fully diluted basis, and assuming full conversion by Amsterdam Equities Limited, this would result in Mr. Laport owning shares of Common Stock which, when added to his existing stock holdings, would be equal to approximately 24% of the Company (on a fully diluted basis and assuming conversion in full by Amsterdam Equities Limited and Mr. Laport). Mr. Laport is contractually prohibited from converting his Series A Stock unless Amsterdam Equities Limited also decides to convert its Convertible Debt. See "Certain Relationships and Related Transactions".

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

         In addition to the amounts owed under the Letter Agreement and the Secured Note, the terms of the Convertible Debt and Preferred Stock Agreements called for the conversion of 58,333 shares of the Company's Regulation D Common Stock held by the Investor Group into $350,000 of Convertible Debt and Preferred Stock.

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

         Under the terms of the transaction, the Company also issued a warrant to purchase 100 shares of Series B Preferred Stock. The Series B Preferred Stock entitled Amsterdam Equities Limited to elect a Class B director who would have super-majority voting powers on the Company's Board of Directors. Effective as of August, 1996, Mr.

Laport was elected as the Class B Director. The Class B Director has taken no action to date.

         The Convertible Debt and Preferred Stock may be converted into the common stock of the Company, at the sole option of the Investor Group, at various conversion rates as set forth in the conversion formula contained in the Convertible Debt and Preferred Stock Agreements. If the Investor Group were to convert all outstanding Convertible Debt and Preferred Stock at the present time, and exercise the default warrants (see below), the conversion would result (when combined with existing holdings) in the Investor Group owing approximately 65% of the issued and outstanding shares of Company's common stock (after conversion and assuming full conversion and anti-dilution).

         In addition, pursuant to the terms of the Financing Arrangement, the Company issued to the holders of the Convertible Debt and the Preferred Stock a series of default warrants to purchase an aggregate number of shares of common stock equivalent to fifty percent (50.0%) of the issued and outstanding Common Stock of the Company at an exercise price of $0.10 per share (subsequently reduced to $0.01 per share under the terms of the Modification Agreement). This modification effectively reduced the aggregate exercise price of approximately $412,500 for the default warrants to an aggregate exercise price of approximately $41,250 (not accounting for any adjustments due to the anti-dilution provision of the Warrants and due to changes in the total issued and outstanding shares of the Company's common stock). Initially, the Investor Group could exercise the warrants only upon the occurrence of an event of default under the terms of the Financing Arrangement or upon the failure by the Company to achieve certain minimum financial goals of net income of at least one dollar in the fiscal year ending December 31, 1996, and various net income tests in subsequent years. The Company has been in ongoing default under the Financing Arrangement and the stated financial goals have not been met, and, accordingly, these default warrants have been capable of being exercised by the Investor Group upon payment of a minimal exercise price since January 1, 1997. At present the cumulative effect of the issuance of shares pursuant to the default warrants to the Investor Group and the conversion of outstanding Convertible Debt/Preferred Stock would result in ownership by the Investor Group of approximately 65% of the Company's total issued and outstanding common stock after such conversion and exercise.

         Effective as of November 4, 1998, the Company was advised that (i) Amsterdam Equities Limited had transferred any and all interest which they had in the default warrants to Frank Leonard Laport, and (ii) that Mr. Laport had proceeded to exercise such default warrants. Exercise of all of the default warrants for the stated exercise price resulted in Mr. Laport receiving approximately 1,065,483 additional shares of Company Common Stock.

2. George B. Collins, a director of the Company, holds a Power of Attorney from Amsterdam Equities Limited and generally serves as the representative of Amsterdam Equities Limited on the Board of the Company.

3. Mr. Laport, an officer and director of the Company, owns the property and the phone system located at 7421 West 100th Place, Bridgeview, IL and leases a portion of such space and phone system to the Company. The Leases between the Company and Mr. Laport are on a month-to-month basis and provide for aggregate monthly payments from the Company to Mr. Laport of approximately $ 2,000. In addition, the Company is responsible for a pro-rata portion of the expenses associated with the property, including real estate taxes, utilities, etc. This lease was entered into subsequent to Mr. Laport becoming an officer and director.

4. Mr. Lockwood, an officer and director of the Company, is a part owner of Stark Enterprises, which owns the property located at 12752 Stark Road in Livonia, MI. The Company leases such property from Stark Enterprises. Pursuant to such lease, which expires in 2002, the Company pays monthly payments of approximately $ 13,000 to Stark Enterprises. In addition, Mr. Lockwood also has a partial ownership interest in The Island Group. In connection with the Company's initial acquisition of its Mason Dental lab facility, the Company issued a promissory note to The Island Group, which such Note requires monthly payments of $21,000 and runs through 2005.

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



PART IV

                ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

                          (a)(1) Financial Statements:


Report of Independent Certified Public Accountants

Consolidated Balance Sheets as of December 31, 1998 and 1997

Consolidated Statements of Operations for the years ended December 31, 1998 and 1997

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998 and 1997

Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997

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

10.19 Assignment and Consent Agreement (Taylor, MI) (incorporated by reference to the Exhibit of the same number to the Registrants Registration Statement on Form SB-2 (Registration No. 33-57698) filed with the Commission on February 1,
1993).

10.20 Assignment and Consent Agreement (Battle Creek, MI) (incorporated by reference to the Exhibit of the same number to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-57698) filed with the Commission on February 1, 1993).

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

10.47 Settlement Agreement dated as of September 26, 1996, and effective as of the date of filing, by and between the Gingle Group, the Investor Group and the Company. (Incorporated by reference to Exhibit 10.47 to the Registrant's Form 10QSB for the period ended December 30, 1996).

10.48 Amendment to Employment Agreement made as of June 1, 1996 by and among Gary A. Lockwood, the Company and Mason Dental Midwest, Inc. (Incorporated by reference to Exhibit 10.48 to the Registrant's Form 10QSB for the period ended December 30, 1996).

10.49 Office Lease dated as of September 13, 1996 between the Company and EquiVest, Inc., a company owned by Frank Leonard Laport. (Incorporated by reference to Exhibit 10.49 to the Registrant's Form 10QSB for the period ended December 30, 1996).

10.50 Equipment Lease dated as of September 13, 1996 between the Company and Frank Leonard Laport. (Incorporated by reference to Exhibit 10.50 to the Registrant's Form 10QSB for the period ended December 30, 1996).

10.51 Letter Agreement dated February 4, 1996 between Dr. Richard Staller and the Registrant regarding the sale of the assets of the Dental Team of Delray Beach. (Incorporated by reference to Exhibit 10.51 to the Registrant's Form 10QSB for the period ended June 30, 1997).

10.52 Letter Agreement effective as of January 10, 1997 by and among the Registrant and Drs. Barfield and Payne regarding the sale of the assets of the Fairfield Dental Center practice. (Incorporated by reference to Exhibit 10.52 to the Registrant's Form 10QSB for the period ended December 30, 1996).

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

10.58 Allonge & Fifth Amendment to Acquisition Promissory Note dated as of July 1, 1997, among the Company, Mason Dental Midwest, Inc. and the Constituent Shareholders of the Delaware Corporation formally known as Mason Dental, Inc. (Incorporated by reference to Exhibit 10.58 to the Registrant's Form 10QSB for the period ended December 31, 1997).

10.59 Agreement of purchase and sale dated as of May 1, 1997 between Princeton Medical Management Northeast, Inc. and Valley Forge Dental Associates, Inc. (Incorporated by reference to Exhibit 10.59 to the Registrant's Form 10KSB for the period ended December 31, 1997).

10.60 Financial Consulting Agreement between the Company and BullsEye Marketing, Inc., dated as of July 14, 1998. (Incorporated by reference to Exhibit 10.60 to the Registrant's Form 10KSB for the period ended June 30, 1998).

10.61 Allonge and Amendment to Balloon Promissory Note and All Related Agreements dated as of July 1, 1998 by and among the company, Dr. Lehr and certain related entities. (Incorporated by reference to Exhibit 10.61 to the Registrant's Form 10KSB for the period ended June 30, 1998).

21.1 Subsidiaries of the Small Business Issuer (incorporated by reference to
Exhibit 22.1 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1993 (Registration Number 3343298-A) filed with the Commission on April 14,
1994).

(b) REPORTS ON FORM 8-K The Registrant filed the following Form 8-K's during the period from January 1, 1998 through March 30, 1999:

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report of Form 10-KSB for the year ended December 31, 1998, to be signed on its behalf, by the undersigned thereunto duly authorized.

              DATED:                   Princeton  Dental Management Corporation

                                         By: ___________________________________
                                                                Gary A. Lockwood
                                                          President and Director

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report of Form 10-KSB for the year ended December 31, 1998, to be signed on its behalf, by the undersigned thereunto duly authorized.

              DATED:                   Princeton  Dental Management Corporation

                                         By: ___________________________________
                                                            Frank Leonard Laport
                                                     Chairman, CEO, and Director


              DATED:                   Princeton  Dental Management Corporation

                                         By: ___________________________________
                                                                Gary A. Lockwood
                                                     President, COO and Director


              DATED:                   Princeton  Dental Management Corporation

                                         By: ___________________________________
                                                               George B. Collins
                                                                        Director


              DATED:                   Princeton  Dental Management Corporation

                                         By: ___________________________________
                                                           Dr. Zigmund C. Porter
                                                                        Director


              DATED:                   Princeton  Dental Management Corporation

                                         By: ___________________________________
                                                            Barbara M. Kamenczak
                                                        Chief Accounting Officer

                                PRINCETON DENTAL
                             MANAGEMENT CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997
                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Princeton Dental Management Corporation:

We have audited the accompanying consolidated balance sheets of Princeton Dental Management Corporation as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Princeton Dental Management Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Princeton Dental Management Corporation will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company's recurring losses from operations and its net working capital deficiency raise substantial doubt about the entity's ability to continue as a going concern. Management's operational plans in regard to these matters are also described in Notes 13 and 15. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.



March 4, 1999
Clearwater, Florida

                    PRINCETON DENTAL MANAGEMENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

DECEMBER 31,                                                        1998                  1997
-------------------------------------------------------------------------------------------------

                                     ASSETS

Current assets:
    Cash and cash equivalents                                     $   188,724               46,644
    Accounts receivable, net of allowances for doubtful
      accounts of $129,000 and $189,000, respectively                 821,190              922,383
    Current portion of loans receivable                               163,336              298,637
    Inventories                                                       100,048              107,951
    Other current assets                                               73,373               89,513
                                                                  -----------            ---------

                   Total current assets                             1,346,671            1,465,128

Property and equipment, net                                           550,976              756,579
Goodwill, net of accumulated amortization of $2,543,042
    and $2,081,576, respectively                                    5,080,892            5,542,358
Loans receivable                                                            -               50,000
Other assets, net                                                     377,804              441,936
                                                                  -----------            ---------












                                                                  $ 7,356,343            8,256,001
                                                                  ===========            =========

DECEMBER 31,                                                                     1998                1997
--------------------------------------------------------------------------------------------------------------

                               LIABILITIES AND SHAREHOLDERS' EQUITY ( DEFICIT)
Current liabilities:
    Bank debit balances                                                      $          -               69,849
    Notes payable                                                                 130,591              130,591
    Current portion of capital lease obligations                                   17,345               18,849
    Current portion of long-term debt                                             500,947              779,184
    Convertible secured debt                                                    2,133,428            2,133,428
    Accounts payable                                                              976,901              922,994
    Accrued salaries and wages                                                    297,618              476,178
    Other accrued expenses                                                      1,822,712              711,930
                                                                             ------------         ------------

                   Total current liabilities                                    5,879,542            5,243,003

Long-term debt, excluding current portion                                       1,591,685            1,787,436
Capital lease obligations, excluding current portion                                1,243               18,588
                                                                             ------------         ------------

                   Total liabilities                                            7,472,470            7,049,027
                                                                             ------------         ------------

Shareholders' equity (deficit):
    Series A 11.75% Cumulative Convertible Preferred Stock par value $1.00 per share; authorized shares - 1,000,000; issued and outstanding - 2,848 at
      December 31, 1998 and 1997                                                    2,848                2,848
    Series B Preferred stock, par value $1.00 per share;
      authorized shares - 100; issued and outstanding -100
      at December 31, 1998 and 1997                                                   100                  100
    Common stock, par value $0.0001 per share;  authorized
      shares - 25,000,000; issued and outstanding - 3,196,448
      and 2,024,465 at December 31, 1998 and 1997                                     320                  202
    Less: 8,452 shares Common stock held in treasury, at cost
      at December 31, 1998 and 1997                                              (181,771)            (181,771)
    Additional paid-in capital                                                 15,403,623           15,108,366
    Accumulated deficit                                                       (15,341,247)         (13,722,771)
                                                                             ------------         ------------

                   Net shareholders' equity (deficit)                            (116,127)           1,206,974
                                                                             ------------         ------------

                                                                             $  7,356,343            8,256,001
                                                                             ============         ============

See accompanying notes to consolidated financial statements.

                     PRINCETON DENTAL MANAGEMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,                                                         1998                 1997
--------------------------------------------------------------------------------------------------------------
Revenue:
    Practice revenue                                                         $  7,715,627            9,604,047
    Laboratory revenue                                                          4,350,500            4,191,745
                                                                             ------------           ----------

                    Total revenue                                              12,066,127           13,795,792
                                                                             ------------           ----------

Expenses:
    Practice compensation and benefits                                          6,095,367            7,166,391
    Other practice expenses                                                     1,740,066            1,895,492
    Cost of laboratory revenue and laboratory expenses                          3,176,887            3,389,324
    General corporate expenses                                                    853,171              548,917
    Depreciation and amortization                                                 833,275              881,845
                                                                             ------------           ----------

                    Total operating expenses                                   12,698,766           13,881,969
                                                                             ------------           ----------

Operating loss                                                                   (632,639)             (86,177)

Gain on sale of practices/lab                                                           -              282,590
Loss on disposal of property and equipment                                              -               (7,896)
Interest expense                                                                 (880,145)            (236,391)
Default warrants redemption                                                      (123,900)                   -
Other income                                                                       18,208               56,293
                                                                             ------------           ----------

                    Net income (loss)                                        $ (1,618,476)               8,419
                                                                             ============           ==========

Basic net income (loss) per share of common stock                                    (.72)                   -

Basic weighted common shares outstanding                                        2,258,046            2,024,465
                                                                             ============           ==========

Diluted net income (loss) per share of common stock                                  (.72)                   -

Diluted weighted common shares outstanding                                      2,258,046            3,019,483
                                                                             ============           ==========




See accompanying notes to consolidated financial statements.

                     PRINCETON DENTAL MANAGEMENT CORPORATION

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                     YEARS ENDED DECEMBER 31, 1998 AND 1997



                                             Series A 11.75%
                                          Cumulative Convertible        Series B
                                              Preferred stock        Preferred stock     Common stock                   Additional
                                          -----------------------   ----------------  ------------------   Treasury      Paid-in
                                           Shares      Amount       Shares    Amount   Shares     Amount     Stock        Capital
                                          --------  -------------   ------   -------  ---------   ------   ---------    -----------


Balances at  December 31, 1996              2,848   $   2,848        100     $  100   2,024,465   $  202    (331,771)    15,108,366

Issuance of common stock of 53,381
 shares, held in treasury upon
 conversion of convertible debt              --          --         --         --          --       --       150,000           --

Net income                                   --          --         --         --          --       --          --             --
                                            -----   ---------        ---     ------   ---------   ------    --------     ----------

Balances at December 31, 1997               2,848       2,848        100        100   2,024,465      202    (181,771)    15,108,366

Issuance of common stock of 106,500
 shares at $1.08 - $1.98 per share           --          --         --         --       106,500       11        --          130,215

Issuance of common stock of 1,065,483
 shares, upon conversion of default
 warrants                                    --          --         --         --     1,065,483      107        --          165,042

Net loss                                     --          --         --         --          --       --          --             --
                                            -----   ---------        ---     ------   ---------   ------    --------     ----------

Balances at December 31, 1998               2,848   $   2,848        100     $  100   3,196,448   $  320    (181,771)    15,403,623
                                            =====   =========        ===     ======   =========   ======    ========     ==========


                                                               Net
                                        Accumulated       Shareholders'
                                          Deficit       Equity (Deficit)
                                        -----------     ----------------
Balances at  December 31, 1996          (13,731,190)        1,048,555

Issuance of common stock of 53,381
 shares, held in treasury upon
 conversion of convertible debt                --             150,000

Net income                                    8,419             8,419
                                        -----------       -----------

Balances at December 31, 1997           (13,722,771)        1,206,974
Issuance of common stock of 106,500
 shares at $1.08 - $1.98 per share             --             130,226

Issuance of common stock of 1,065,483
 shares, upon conversion of default
 warrants                                      --             165,149

Net loss                                 (1,618,476)       (1,618,476)
                                        -----------       -----------

Balances at December 31, 1998           (15,341,247)         (116,127)
                                        ===========       ===========



          See accompanying notes to consolidated financial statements.

                     PRINCETON DENTAL MANAGEMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                                         1998               1997
-----------------------------------------------------------------------------------------------------------
Operating activities:
     Net income (loss)                                                      $  (1,618,476)            8,419
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
              Depreciation and amortization                                       833,275           881,845
              Loss on disposal of property and equipment                                -             7,896
              Provision for bad debts                                             (60,495)         (108,298)
              Default warrants issued and exercised below
                market                                                            123,900                 -
              Gain on sale of practices/lab                                             -          (282,590)
              Changes in operating assets and liabilities:
                   Accounts receivable                                            161,688            95,802
                   Inventories                                                      7,903           (12,605)
                   Other current assets                                            16,140             6,334
                   Accounts payable                                                53,907          (443,661)
                   Accrued expenses                                               932,222          (180,944)
                                                                            -------------       -----------

                         Net cash provided (used) by
                            operating activities                                  450,064           (27,802)
                                                                            -------------       -----------

Investing activities:
     Purchase of property and equipment                                           (88,389)         (145,971)
     Proceeds from notes receivable                                               185,301           108,551
     Proceeds from sale of equipment                                                    -             2,528
     Other assets                                                                 (13,685)           12,093
     Proceeds from sale of practices/lab                                                -           668,461
                                                                            -------------       -----------

                         Net cash provided by investing activities                 83,227           645,662
                                                                            -------------       -----------

Financing activities:
     Proceeds from issuance of common stock                                       171,475                 -
     Proceeds from issuance of convertible secured debt                                 -            17,504
     Principal payments on notes payable                                                -          (118,409)
     Principal payments on long-term debt                                        (473,988)         (578,847)
     Principal payments on note payable to shareholders                                 -          (122,948)
     Principal payments on capital lease obligations                              (18,849)          (23,600)
                                                                            -------------       -----------

                         Net cash used in financing activities                   (321,362)         (826,300)
                                                                            -------------       -----------

Increase (decrease) in cash and bank debit balances                               211,929          (208,440)

Cash and bank debit balances at beginning of period                               (23,205)          185,235
                                                                            -------------       -----------

Cash and bank debit balances at end of period                               $     188,724           (23,205)
                                                                            =============       ===========

                                                                     (continued)

                     PRINCETON DENTAL MANAGEMENT CORPORATION

YEARS ENDED DECEMBER 31,                                 1998            1997
--------------------------------------------------------------------------------


Supplemental schedule of non-cash financing and investing activities:

During 1997, the Company incurred $12,734 of capital lease obligations.

During 1997, the Company converted $150,000 of outstanding debt into 53,381 shares of common stock, previously held as treasury stock.

Interest paid was approximately $132,000 and $179,000 for the years ended December 31, 1998 and 1997, respectively.

Taxes paid was approximately $15,000 for the year ended December 31, 1998.




















See accompanying notes to consolidated financial statements.

                     PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997



(1)        ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING
           POLICIES

           On October 22, 1986, the Company was organized as Princeton Dental Management Corporation, a Delaware corporation. The Company had limited activity up through its first issuances of common stock in June 1987. The Company owns a lab in Michigan and provides management services to dental practices (DP) under long-term management service agreements (MSA). Corporate practices of dentistry laws in the states in which the Company currently operates prohibit the Company from owning dental practices. In response to these laws, the Company has executed management service agreements with various dental practices. Under the terms of the MSA, the Company, among other things, bills and collects patient receivables and provides all administrative support to the DP. The DP are owned by corporations whose sole shareholder is a licensed dentist. Licensed dentists at each practice supervise the professional dental staff and provide all of the clinical services to the patients.

           In 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board evaluated certain matters relating to the physician practice management industry (EITF issue number 97-2) and reached a consensus on the accounting for transactions between physician practice management companies (PPM) and physician practices and the financial reporting of such entities. For financial reporting purposes, EITF 97-2 mandates the consolidation of affiliated physician practices with the PPM when certain conditions have been met, even though the PPM does not have an equity investment in the physician practice. The accompanying consolidated financial statements are prepared in conformity with the consensus reached in EITF 97-2.

           The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and the affiliated DP. All material intercompany accounts and transactions have been eliminated in consolidation.

           (a)     Accounts Receivable

                   Accounts receivable are comprised primarily of receivables from dental patients and insurance carriers. Credit is extended based on an evaluation of the customer's financial condition, and generally collateral is not required.

           (b)     Inventories

                   Inventories, consisting principally of dental prosthetics, are stated at the lower of cost, determined by the first-in, first-out method, or market.


                                                                     (continued)

                     PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



           (c)     Property and Equipment

                   Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over estimated useful lives of five to nine years. Property and equipment held under capital leases and leasehold improvements are amortized straight-line over the shorter of the lease term or the estimated useful life of the asset.

           (d)     Goodwill

                   Goodwill represents excess of purchase price over the fair value of net assets acquired, net of any liabilities assumed, from dental practices and other operations acquired by the Company. Amortization of goodwill totaled approximately $462,000 and $473,000 for the years ended December 31, 1998 and 1997, respectively.

           (e)     Revenue Recognition

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

           (f)     Income Taxes

                   The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect as the differences reverse.

           (g)     Estimates

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

           (h)     Concentrations of Credit Risk

                   Cash balances are maintained in financial institutions. Occasionally, deposits exceed amounts insured by the Federal Deposit Insurance Corporation.

                                                                     (continued)

                     PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



           (i) Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of

                   The Company has adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of (SFAS 121).

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

           (j)     Fair Value of Financial Instruments

                   At December 31, 1998 and 1997, the carrying value of all financial instruments approximated their fair values.

           (k)     Reclassifications

                   The accompanying consolidated financial statements contain certain reclassifications of previously reported information. The reclassifications have been made to more appropriately reflect the operating results of the Company.

           (l)     Reverse Stock Split

                   The Board of Directors authorized a one-for-five reverse stock split effective August 18, 1997. All share and per share data have been retroactively restated to give effect to this reverse stock split.

           (m)     Net Income (Loss) Per Share of Common Stock

                   The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). Under SFAS 128, basic net income (loss) per share of common stock is computed by dividing income available to common stockholders by the weighted average number of common shares actually outstanding during the period. Diluted net income (loss) per share of common stock presents income attributable to common shares actually outstanding plus dilutive potential common shares outstanding during the period. See Note 9 for the computation of basic and diluted net income (loss) per common stock as required by SFAS No. 128.

                                                                     (continued)

                     PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(2)        LOANS RECEIVABLE

           The majority of loans receivable have resulted from the sale of various practices/lab during 1997 (Note 11).

(3)        PROPERTY AND EQUIPMENT

           Property and equipment consisted of the following at December 31:

                                                          1998          1997
                                                      -----------    ----------

                Dental equipment                      $   852,895       817,826
                Laboratory and delivery equipment         349,611       266,951
                Office furniture and equipment            208,465       247,142
                Computer equipment and software           313,371       306,361
                Leasehold improvements                    238,759       236,591
                                                      -----------    ----------
                                                        1,963,101     1,874,871
                Less accumulated depreciation
                    and amortization                   (1,412,125)   (1,118,292)
                                                      -----------    ----------

                                                      $   550,976       756,579
                                                      ===========    ==========

           Depreciation and amortization related to property and equipment totaled approximately $294,000 and $320,000, respectively for the years ended December 31, 1998 and 1997, including amounts classified within cost of laboratory revenue.

(4)        NOTES PAYABLE

           Unsecured notes payable, bearing interest from 1% over the prime rate (7.75% at December 31, 1998) to 12%, are due on demand.






                                                                     (continued)

                     PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)        LONG-TERM DEBT

           Long-term debt as of December 31 consists of the following:
                                                                                                1998             1997
                                                                                            -------------     ------------
           Note payable to shareholders, issued in connection with the acquisition of Mason. Payments may be contractually restricted based on Mason's average monthly cash flow before intercompany transactions as defined in the purchase agreement. If restricted, principal and interest payments may be made in common stock of the Company.
           Beginning January, 1997, the Company began making monthly
           installments of $21,610 with interest at 8% through March 2006.
           Effective July, 1997, interest was waived through June, 1998. The monthly principal installments approximate $10,300 during this period. This waiver reduced the effective interest rate over the remaining life of the loan. During 1997, $150,000 of this note was
           converted to common stock, previously held in treasury.                           $ 1,290,223        1,416,572

           Note payable to shareholder in monthly installments of $12,133, including interest at 8% through January 1, 1998, with remaining principal due January 1, 1998, secured by stock of American Dental
           Health - Battle Creek, P.C. Effective August 1998, the note was renegotiated to include monthly installments of
           $15,000, including interest at 9% through October 2000.                               305,601          430,300

           Notes payable to individual investors, unsecured, bearing interest at rates ranging from 8% to 10%, requiring various quarterly
           installments ranging from $320 to $1,280, including interest, through
           October 1997. Balance of $20,000, payable in equal quarterly installments of $5,000, including interest at 12%
           through December 1998.  Repaid in 1998.                                                     -           20,000

           Notes payable to seller of laboratory assets of Mason in monthly installments of $5,000 including interest at 9% ($25,000 payable
           October, 1998) through September, 1999. Balloon payment
           of approximately $30,000 due October, 1999.                                            71,243          140,867

           Note payable to shareholders in monthly installments of $12,102 including interest at 7.48% through June 30, 2002, secured by all assets transferred in connection with the acquisition of The Dental
           Team and the stock of The Florida Dental Team P.A.                                    419,659          539,703

                                                                    (continued)

                     PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)        LONG-TERM DEBT - CONTINUED

                                                                                                1998             1997
                                                                                           -------------     ------------
           Notes payable to various sellers of dental laboratory assets bearing interest at rates ranging from 7% to 8%, payable in monthly installments totaling $269, including interest
           through April, 1998.  Repaid in 1998.                                            $          -            1,062

           Notes payable to financial institutions, secured by delivery equipment, bearing interest ranging from 7.9% to 11.75%, payable in monthly installments totaling $1,109, including interest through
           February, 1999; $706 through June, 1999
           and $304 through November, 1999.                                                        5,906           18,116
                                                                                            ------------      -----------
                                                                                               2,092,632        2,566,620

           Current portion of long-term debt                                                    (500,947)        (779,184)
                                                                                            ------------      -----------

           Long-term debt, excluding current portion                                        $  1,591,685        1,787,436
                                                                                            ============      ===========

           Substantially all long-term debt is secured by the assets of the Company, its subsidiaries, life insurance policies or various other assets.

           Scheduled maturities of long-term debt for the years subsequent to December 31, 1998 are as follows: 1999 - $500,947; 2000 - $421,499;
           2001, $277,999; 2002 - $221,299; 2003 - $188,240 and thereafter -
           $482,648.










                                                                     (continued)

                     PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)        CAPITAL LEASE OBLIGATIONS

           The Company is obligated under various lease agreements for certain office equipment. These leases are noncancelable and require monthly payments through April 2000. Following is a schedule of future minimum lease payments under capital leases:


            Year Ended December 31,
            ----------------------
                1999                                                   $ 19,033
                2000                                                      1,343
                                                                       --------

                Total minimum lease payments                             20,376

                Less amount representing interest                        (1,788)

                Present value of net minimum lease payments              18,588

                Less current portion of capital lease obligations       (17,345)

                Capital lease obligations, excluding current portion   $  1,243
                                                                       ========

           The amortization of assets recorded under capital leases is included with depreciation expense.

(7)        SHAREHOLDERS' EQUITY

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

           (b)     Common Stock

                   During 1998, the Company issued 106,500 unregistered shares of restricted common stock of the Company at prices ranging from $1.98 to $1.08 per share in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

                   During 1998, the Company issued 1,065,483 shares of unregistered restricted common stock of the Company for an aggregate price of $41,250 upon conversion of certain default warrants (Note 13). Based on the fair market value at the date of exercise exceeding the exercise price, the Company recognized a charge of $123,900, included in the accompanying consolidated statement of operations. The issuance of common stock is exempt from registration requirements pursuant to
                   Section 4(2) of the Securities Act of 1933.

                                                                     (continued)

                     PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)        SHAREHOLDERS' EQUITY - CONTINUED

           (c)     Stock Options and Warrants

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

                   During 1996, the Company issued ISO's to two directors to purchase an aggregate of 50,000 shares of the Company's common stock at $5.95 per share, vesting in equal installments over three years commencing one year from the date of grant and expiring in March 1999. Subsequent to the initial grant and pursuant to an agreement with the directors, the ISO grant was reduced to 32,400 shares of the Company's common stock.

                   During September 1996, the Company and certain investors reached a settlement after a lawsuit was filed against two former officers and shareholders of the Company. As a result, the former officers and shareholders surrendered 3,555 shares of common stock to the Company. These surrendered shares are being held in treasury.

                   During 1996, the Company issued a warrant to Stratum Management, Inc. and certain consultants to purchase 120,000 shares of the Company's common stock at $5.00 per share. The warrant expired December 31, 1998 without being exercised. Subsequent to issuance and pursuant to an agreement with Stratum Management, Inc. and certain consultants, the warrant was reduced to 77,600 shares of the Company's common stock (Note 13).

                   During 1996, the Company issued ISO's to an employee to purchase 20,000 shares of the Company's common stock at $4.35 per share vesting in varying installments over three and one-half years and expiring in January 2003.

                                                                   (continued)

                    PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           (c)     Stock Options and Warrants - Continued

                   During 1998, the Company issued options to BullsEye Marketing, Inc. to purchase 250,000 shares of the Company's common stock at $2.00 per share and terms similar to the current publicly held warrants. Subsequent to December 31, 1998, these options expired.

                   On September 3, 1998, the Board of Directors declared an extension period of twelve months for the expiration date of the warrants issued pursuant to the Company's initial public offering on April 15, 1992. Further extensions beyond October 11, 1999 of the expiration date of these warrants may hereafter be determined by the Board of Directors up to a total of an additional twelve months or such additional time in such increments as the Board of Directors may determine in accordance with the terms of the related Warrant Agreement.

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

                   Information regarding the employee option plan for 1998 and 1997 is as follows:

                   Summary of the Status of the Company's Stock Options and Warrants


                                          1998                             1997
                                 -------------------------     ----------------------------
                                          Weighted Average                 Weighted Average
                                  Shares   Exercise Price       Shares       Exercise Price
                                 -------  ----------------     --------    -----------------
Outstanding at the beginning
   of the year                   140,000   $      5.90          140,000       $  5.90
Granted (exercise price equals
  market)                        250,000          2.00             --            --
Exercised                           --            --               --            --
Forfeited                         77,600          5.00             --            --
                                 -------   -----------          -------       -------

Outstanding at year end          312,400   $      3.00          140,000       $  5.90
                                 =======   ===========          =======       =======

Options and warrants
  exercisable at year end        291,600                        103,400
                                 =======                        =======

Weighted average fair value of
  options granted and warrants
  issued during the year         $ 2.00                             N/A



                                                                    (continued)

                     PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   Summary of Company Stock Options and Warrants Prices


                                                                                                      OPTIONS AND
                                  OPTIONS AND WARRANTS OUTSTANDING                                WARRANTS EXERCISABLE
                    ----------------------------------------------------------------------    -----------------------------
                                                 Weighted average
                    Range of       Number            remaining                                   Number
                    exercise    Outstanding         contractual          Weighted average      exercisable        Exercise
                      price       12/31/98          life (years)          exercise price        12/31/98            price
                    --------    -----------     ----------------         -----------------     -----------        ---------
                     $ 20.00          4,000                4.07                $ 20.00            4,000           $ 20.00
                       13.15          6,000                 .32                  13.15            6,000             13.15
                        5.95         32,400                 .32                   5.95           21,600              5.95
                        4.35         20,000                4.07                   4.35           10,000              4.35
                        2.00        250,000                 .11                   2.00          250,000              2.00
                      ------        -------              ------                 ------          -------            ------

                    $   2.00-
                       20.00        312,400                 .44                $  3.00          291,600            $ 2.85
                       =====        =======              ======                  =====          =======             =====


                   Additionally, certain default warrants are outstanding under the terms of the Financing Agreement (Note 13) which can be exercised only upon certain events of default, as defined.

(8)        INCOME TAXES

           The Company had no income tax expense in 1998 and 1997. The Company utilized tax net operating loss (NOL) carryforwards to offset taxable income in 1998.

           As of December 31, 1998, the Company has approximately $7,200,000 in tax net operating loss (NOL) carryforwards available to offset future taxable income through 2013.

           For financial statement reporting purposes, a valuation allowance of approximately $2,880,000 and $2,627,000 has been recognized to offset net deferred tax assets in 1998 and 1997, respectively. This valuation allowance increased (decreased) approximately $253,000 and $(85,000) during 1998 and 1997, respectively. The utilization of NOL carryforwards may be delayed because of ownership changes resulting from the Company's initial public offering and other issuances of stock. The maximum amount of loss carryforwards allowed to be utilized each year is determined by multiplying the value of the Company at the time of the change in ownership by the federal long-term tax-exempt rate.



                                                                     (continued)

                     PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8)        INCOME TAXES - CONTINUED

           Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:


                                                      1998           1997
                                                  -----------    -----------
Deferred tax assets:
    Net operating loss carryforwards              $ 2,800,000      2,533,000
    Allowance for doubtful accounts                    50,000         74,000
    Other                                              30,000         20,000
                                                  -----------    -----------

       Total deferred tax assets                    2,880,000      2,627,000

    Valuation allowance for deferred tax assets    (2,880,000)    (2,627,000)
                                                  -----------    -----------

       Net deferred tax assets                    $      --             --
                                                  ===========    ===========



(9)        NET INCOME (LOSS) PER SHARE OF COMMON STOCK

           The following table represents the computation of basic and diluted net income (loss) per share of common stock as required by SFAS No. 128.


                                              December 31,   December 31,
                                                  1998           1997
                                               -----------   ------------
    Net income (loss)                          $(1,618,476)         8,419
    Preferred dividends                               --             --
                                               -----------    -----------
    Net income applicable to common
      share owners                             $(1,618,476)         8,419
                                               ===========    ===========

    Basic weighted common shares outstanding     2,258,046      2,024,465
                                               -----------    -----------

        Net income (loss) per common share            (.72)          --
                                               ===========    ===========

Effect of dilutive securities:
    Warrants                                   $      --          995,018
    Dilutive weighted common shares
      outstanding                                2,258,046      3,019,483
                                               -----------    -----------
    Dilutive net income (loss) per common
      share                                    $      (.72)          --
                                               ===========    ===========


                     PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)        NET INCOME (LOSS) PER SHARE OF COMMON STOCK - CONTINUED

           The outstanding default warrants were not included in computing the 1998 dilutive net loss per share of common stock because their effects were anti-dilutive.

           Certain options, convertible debt and convertible preferred stock were not included in computing dilutive net income (loss) per share of common stock because their effects were also anti-dilutive.

(10)       COMMITMENTS AND CONTINGENCIES

           (a) Operating Leases

                   The Company leases office facilities and equipment under various operating leases. Rent expense under operating leases was approximately $635,000 and $690,000 for the years ended December 31, 1998 and 1997, respectively.

                   The Company has an operating lease for its dental lab in Michigan, which expires in 2002, with an affiliated company whereby the Company's President and Chief Operating Officer is part owner. Rent expense under this lease is approximately $160,000 for the years ended December 31, 1998 and 1997.

                   The Company entered into operating leases for its corporate office and its telephone system, on a month to month basis, from its Chairman and Chief Executive Officer in September 1996. Rent expense under these leases are approximately $25,000 for the years ended December 31, 1998 and 1997.

                   The future minimum lease payments under these operating leases for the years subsequent to December 31, 1998 are as follows: 1999; $598,000, 2000; $445,000, 2001; $446,000,
                   2002; $262,000; 2003 - $154,000 and thereafter $343,000.

           (b)     Consulting and Employment Agreements

                   During 1996, the Company amended two employment agreements to increase annual compensation to approximately $107,000 per employee. In addition, one employee receives an additional $12,000 for assuming the position of President and Chief Operating Officer and was granted incentive stock options (Note 7). The agreements provide for annual compensation increases and expire in May 2001 although either the employee or the Company may terminate the agreement upon ninety days written notice.

                   During 1998, the Company entered into an agreement with BullsEye Marketing, Inc. (Consultant) for consulting services at $1,000 per month effective July 1998 and continuing on a month to month basis terminable by either party at any time. Effective August 1998, the Consultant received 250,000 options to purchase the Company's common stock (Note 7). (continued)

                     PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (c) Medical Malpractice Claims

                   The Company is insured with respect to medical malpractice risks up to $1,000,000 per claim with a $3,000,000 annual aggregate claims limit.

(11)       BUSINESS ACQUISITIONS/SALES

           During 1997, the Company sold three dental practices and a laboratory for approximately $668,000 in cash, $436,000 in loans receivable (Note 2) and the buyers= assumption of certain debt and other liabilities of $674,000. The Company recognized a gain on sale of these practices/lab of approximately $283,000. Combined sales of these entities for their last complete fiscal year (1996) was approximately $4,000,000.

(12)       LITIGATION

           The Company is involved in a number of legal proceedings related to malpractice, workers= compensation, general employment and contract disputes all in various stages of proceedings. In the opinion of management, the amount of the ultimate liability with respect to those actions will not materially affect the Company's financial position or results of operations.

(13)       FINANCING AGREEMENT

           On April 22, 1996, the Company entered into a financing agreement pursuant to which the Company issued Convertible Secured Debt (Convertible Debt) of $2,483,620 and 3,599.77 shares of Series A 11.75% Cumulative Convertible Preferred Stock (Preferred Stock) to Amsterdam Equities Limited, Frank Leonard Laport and St. Paul Trust, as custodian for the Frank Leonard Laport Rollover Individual Retirement Account No. 75-49990 (Investor Group). The Convertible Debt and Preferred Stock replaced indebtedness of the Company at April 22, 1996, in the amount of $1,976,700 incurred under a letter agreement dated December 7, 1994 (Letter Agreement) and that certain Secured Revolving Demand Note dated January 27, 1995 (the Secured
           Note). Under the terms of the Convertible Debt and Preferred Stock Agreements (also referred to herein collectively as the Financing Arrangements) the Investor Group may lend additional funds, in increments to be determined solely by the Investor Group. The funds may be used by the Company subject to the approval of the Investor Group, to fund certain acquisitions. The Convertible Debt and Preferred Stock were initially to bear interest and have a coupon rate, respectively of 11.75%, plus the payment of any withholding taxes which may be due and owing with respect to any person which is a foreign entity. Payments on the Convertible Debt/Preferred Stock were interest only due in quarterly installments which were to begin in September 1996. Interest accrued of $57,136 under the Financing Arrangements at June 30, 1996 was added to the principal balance at that date. The Convertible Debt/Preferred Stock originally had a maturity of seven years from the date of closing, subject to acceleration in the event of a default. Subsequent to September 30, 1996, the Company was unable to pay the interest only requirements of the Financing Arrangements, therefore effective October 1, 1996 until the accrued interest is paid, interest began to accrue at the default rate of 21.75%. The accrued interest on the Convertible Debt totaled approximately $790,000 and $190,000 at December 31, 1998 and 1997, respectively.

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

(13)       FINANCING AGREEMENT - CONTINUED

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

           Under the terms of the transaction, the Company issued a warrant to purchase 100 shares of Series B Preferred Stock. The Series B Preferred Stock entitles Amsterdam Equities Limited (Amsterdam), after the occurrence of an event of default, to elect a Class B director who would have super-majority voting powers on the Company=s Board of Directors.

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

           In addition, pursuant to the terms of the Financing Arrangements, the Company issued to the holders of the Convertible Debt and the Preferred Stock warrants to purchase shares of common stock. The Investor Group may exercise the warrants only upon the occurrence of an event of default under the terms of certain minimum financial goals, as defined in the Financing Arrangements.

           During 1998, Amsterdam Equities Limited transferred any and all interest which they had in certain default warrants to Frank Leonard Laport. Mr. Laport exercised such warrants, which resulted in the issuance of 1,065,483 shares of common stock (Note 7). The cumulative effect of the issuance of shares pursuant to the remaining default warrants and conversion of all Convertible Debt and Preferred Stock could result in ownership by the Investor Group of approximately 65% of the Company's total issued and outstanding common stock. The remaining default warrants are held by St. Paul Trust, as custodian for the Frank Leonard Laport Rollover Individual Retirement Account No. 75-49990, and are exercisable at $.01 per share and approximate 130,000 common shares.

                                                                     (continued)

                     PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(13)       FINANCING AGREEMENT - CONTINUED

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

           At December 31, 1998, the Company was in violation of certain debt covenants. As such, the Company has classified the Convertible Debt as a current liability. To date, the Investor Group has not made formal claim under the debt covenant violation.

(14)       YEAR 2000 ISSUE

           Management has developed a plan to modify its information technology to be ready for year 2000 and has begun converting critical data processing systems. Management expects the project to be substantially complete by November, 1999 and incur total expenditures of approximately $190,000 related to the project. At the discretion of the Investor Group, the Financing Agreement (Note 13) could potentially provide funding for these capital expenditures, however, no assurances can be made.
                                                                     (continued)

                     PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




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

           Management has instituted a cost reduction program, has sold economically inefficient practices and is emphasizing operational efficiencies. Management believes if implementation of these actions is unsuccessful, relief under Chapter 11 of the United States Bankruptcy Code will be considered as a possibility.