Form 10QSB
period 1999-03-31
PRINCETON DENTAL MANAGEMENT CORP
filed 1999-05-14
CIK 856999

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) of
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) of
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number 0-20222

                     PRINCETON DENTAL MANAGEMENT CORPORATION
             (Exact name of Registrant as specified in its charter)

                       DELAWARE                           36-3484607
                       --------                           ----------
             (State or other jurisdiction of           (I.R.S. Employer
             incorporation or organization)         Identification Number)

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 3,196,448 SHARES OF THE
      COMPANY'S COMMON STOCK ($.0001 PAR VALUE) PER SHARE OUTSTANDING AS OF
                                  MAY 1, 1999.

                     PRINCETON DENTAL MANAGEMENT CORPORATION

                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                         PAGE(S)
PART I - FINANCIAL INFORMATION

       CONDENSED CONSOLIDATED BALANCE SHEETS                               3-4

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                       5

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW                        6

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                7-9

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS                                10-11

PART II - OTHER INFORMATION                                               11-16



                     PRINCETON DENTAL MANAGEMENT CORPORATION
                      Condensed Consolidated Balance Sheets
                      March 31, 1999 and December 31, 1998


                         ASSETS                        MARCH 31, 1999    DECEMBER 31, 1998
                         ------                        --------------    -----------------
                                                        (UNAUDITED)
Current Assets:

   Cash and cash Equivalents                          $    253,799       $    188,724
   Accounts Receivable, net of allowances
     for doubtful accounts of $129,000 and
     $129,000 respectively                                 835,912            821,190
   Current portion of loan receivable - affiliate          150,300            163,336
   Inventories                                             106,432            100,048
   Other Current Assets                                     74,371             73,373
                                                      ------------       ------------

        Total Current Assets                             1,420,814          1,346,671

Property and equipment, net                                503,625            550,976
Goodwill, net of accumulated amortization of
  $2,658,406 and $2,543,042, respectively                4,965,528          5,080,892
Other Assets, net                                          358,850            377,804
                                                      ------------       ------------

        Total Other Assets                               5,828,003          6,009,672




        Total Assets                                  $  7,248,817       $  7,356,343
                                                      ============       ============


                     PRINCETON DENTAL MANAGEMENT CORPORATION
                     Condensed Consolidated Balance Sheets
                      March 31, 1999 and December 31, 1998



   LIABILITIES AND SHAREHOLDER'S EQUITY                         MARCH 31, 1999          DECEMBER 31, 1998
   ------------------------------------                         --------------          -----------------
                                                                  (UNAUDITED)
Current Liabilities:
   Notes Payable                                                 $    130,591              $    130,591
   Current portion of capital lease obligations                        12,800                    17,345
   Current portion of long-term debt                                  500,947                   500,947
   Convertible secured debt                                         2,133,428                 2,133,428
   Accounts Payable                                                   985,710                   976,901
   Accrued salaries and wages                                         416,470                   297,618
   Other accrued expenses                                           1,996,777                 1,822,712
                                                                 ------------              ------------

      Total Current Liabilities                                     6,176,723                 5,879,542

Long-term debt, excluding current portion                           1,472,383                 1,591,685
Capital lease obligations, excluding current portion                    1,243                     1,243
                                                                 ------------              ------------

      Total Liabilities                                             7,650,349                 7,472,470
                                                                 ------------              ------------
Shareholder's Equity:
   Series A 11.75% Cumulative Convertible
     Preferred Stock par value $1.00 per
     share; authorized shares - 1,000,000; issued
     and outstanding - 2,848 at December 31, 1996                       2,848                     2,848
   Series B Preferred Stock, par value $1.00
     per share; authorized shares - 100; issued
     and outstanding - 100 at March 31, 1999                              100                       100
   Common stock, par value $0.0001 per share;
     authorized shares - 25,000,000; issued and
     outstanding - 3,196,448 at March 31, 1999
     and at December 31, 1998                                             320                       320
   Less: 8,462 shares Common Stock held
     in treasury, at cost                                            (181,771)                 (181,771)

   Additional Paid-In Capital                                      15,403,623                15,403,623
   Accumulated Deficit                                            (15,626,652)              (15,341,247)
                                                                 ------------              ------------

      Net Shareholders' Equity                                       (401,532)                 (116,127)
                                                                 ------------              ------------

      Total Liabilities and Shareholders' Equity                 $  7,248,817              $  7,356,343
                                                                 ============              ============

                 PRINCETON DENTAL MANAGEMENT CORPORATION
              Condensed Consolidated Statements of Operation
                                   (Unaudited)

                                                            THREE MONTHS ENDED  THREE MONTHS ENDED
                                                              MARCH 31, 1999      MARCH 31, 1998
                                                              --------------      --------------
  Revenue:

    Practice Revenue                                            $ 2,022,628        $ 2,190,560
    Laboratory Revenue                                            1,178,382          1,012,384
                                                                -----------        -----------
       Total Revenue                                            $ 3,201,010        $ 3,202,944
                                                                -----------        -----------
  Expenses:

    Practice compensation and Benefits                            1,662,008          1,599,838
    Other Practice Expense                                          412,977            403,001
    Cost of Laboratory Revenue & Expenses                           840,932            780,572
    General Corporate Expenses                                      144,008            101,347
    Depreciation and Amortization                                   187,946            208,877
                                                                -----------        -----------

       Total Operating Expenses                                   3,247,871          3,093,635
                                                                -----------        -----------
       Operating Income (Loss)                                      (46,861)           109,309

    Interest Expense                                               (241,814)          (207,665)
    Other Income                                                      3,270              3,831
                                                                -----------        -----------

       Net Loss                                                 $  (285,405)       $   (94,525)
                                                                ===========        ===========

       Basic & Diluted Net Loss Per Share of common stock       $     (0.09)       $     (0.05)
                                                                ===========        ===========

       Basic & Diluted weighted common shares outstanding         3,196,448          2,035,332
                                                                ===========        ===========

                     PRINCETON DENTAL MANAGEMENT CORPORATION
                 Condensed Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                             MARCH 31, 1999   MARCH 31, 1998
                                                             --------------   --------------
  Operating Activities:
    Net Loss                                                     (285,405)        (94,525)

    Cash Provided By (Used In) Operating Activities:
        Depreciation and Amortization                             187,946         189,263
        Issuance of stock under Incentive Stock Bonus Plan             --          31,875
        Changes in Operating Assets and Liabilities:
           Accounts Receivable                                    (14,722)          7,446
           Inventories                                             (6,384)        (25,009)
           Other Current Assets                                      (998)        (25,873)
           Accounts Payable                                         8,809         (11,813)
           Accrued Expenses                                       292,917         199,572
                                                                 --------        --------
    Net Cash Provided By Operating Activities                     182,163         270,936
                                                                 --------        --------

    Cash Provided By (Used In) Investing Activities:
        Other Assets                                               18,954          19,205
        Proceeds from notes receivable                             13,036          35,941
        Purchase of property and equipment - Net                  (25,231)        (20,220)
                                                                 --------        --------
    Net Cash Provided By Investing Activities                       6,759          34,926
                                                                 --------        --------

    Cash Provided Used In Financing Activities:
        Principal payments on capital lease obligations            (4,545)         (3,711)
        Principal payments on long term debt and
          notes payable to shareholders                          (119,302)       (109,237)
                                                                 --------        --------
    Net Cash Used In Financing Activities                        (123,847)       (112,948)
                                                                 --------        --------

    Increase in Cash and Cash Equivalents                          65,075         192,914
                                                                 --------        --------

    Cash and bank debit balances, beginning of period             188,724         (23,205)
                                                                 --------        --------

    Cash and bank debit balances, end of period                   253,799         169,709
                                                                 ========        ========


                     PRINCETON DENTAL MANAGEMENT CORPORATION
            Notes to the Condensed Consolidated Financial Statements
                                 March 31, 1999
                                   (Unaudited)

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

         The Company had a one-for-five reverse stock split of its common stock effective August 18, 1997. All share information and per share information in these consolidated financial statements have been retroactively restated to reflect the reverse stock split.

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

                     PRINCETON DENTAL MANAGEMENT CORPORATION
            Notes to the Condensed Consolidated Financial Statements
                                 March 31, 1999
                                   (Unaudited)

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

         In addition, pursuant to the terms of the Financing Arrangement, the Company issued to the holders of the Convertible Debt and the Preferred Stock a series of default warrants to purchase an aggregate number of shares of common stock equivalent to fifty percent (50.0%) of the issued and outstanding Common Stock of the Company at an exercise price of $0.10 per share (subsequently reduced to $0.01 per share under the terms of the Modification Agreement). This modification effectively reduced the aggregate exercise price of approximately $412,500 for the default warrants to an aggregate exercise price of approximately $41,250 (not accounting for any adjustments due to the anti-dilution provision of the Warrants and due to changes in the total issued and outstanding shares of the Company's common stock). Initially, the Investor Group could exercise the warrants only upon the occurrence of an event of default under the terms of the Financing Arrangement or upon the failure by the Company to achieve certain minimum financial goals of net income of at least one dollar in the fiscal year ending December 31, 1996, and various net income tests in subsequent years. The Company has been in ongoing default under the Financing Arrangement and the stated financial goals have not been met, and, accordingly, these default warrants have been capable of being exercised by the Investor Group upon payment of a minimal exercise price since January 1, 1997. At present the cumulative effect of the issuance of shares pursuant to the default warrants to the Investor Group and

                     PRINCETON DENTAL MANAGEMENT CORPORATION
            Notes to the Condensed Consolidated Financial Statements
                                 March 31, 1999
                                   (Unaudited)

the conversion of outstanding Convertible Debt/Preferred Stock could result in ownership by the Investor Group of approximately 65% of the Company's total issued and outstanding common stock after such conversion and exercise.

         Effective as of November 4, 1998, the Company was advised that (i) Amsterdam Equities Limited had transferred any and all interest which they had in the default warrants to Frank Leonard Laport, and (ii) that Mr. Laport had proceeded to exercise such default warrants. Exercise of all of the default warrants for the stated exercise price resulted in Mr. Laport receiving approximately 1,065,483 shares of Company Common Stock.

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

                     PRINCETON DENTAL MANAGEMENT CORPORATION
            Notes to the Condensed Consolidated Financial Statements
                                 March 31, 1999
                                   (Unaudited)


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the period ended December 31, 1998.

Results of Operations

         Revenue for the three month period ended March 31, 1999 was $3,201,010 compared with $3,202,944 for the three month period ended March 31, 1998, a decrease of $1,934. With less than 1% change in revenue the revenue remained stable throughout the same period. Operating expenses increased $154,236 (an increase of 5%) to $3,247,871 for the three month period ended March 31, 1999 from $3,093,635 for the three month period ended March 31, 1998. This increase is due in large part to an increase in the practice compensation paid to professional staff and a general increase in benefits and laboratory and corporate expenses.

         Interest expense increased $34,149 to $241,814 for the three month period ended March 31, 1999 versus $207,665 incurred in the comparable three month period last year. The increase is primarily the result of the interest and dividends continuing to accrue on the Convertible Debt and Preferred Stock.

         The net loss for the three month period ended March 31, 1999 was $285,405. The net loss increased by $190,880 when compared with the three month period ended March 31, 1998. This increase in the net loss is primarily due to the increased operating expenses and the increase in interest expense.

Financial Condition

         The Company is working to improve the operating results of the various operations by reducing costs. The Company has begun steps to reduce general and administrative expenses. However, the Company can make no assurances in regards to the results of these programs.

         In the past the Company did not pay certain state tax liabilities in the State of Michigan. Currently the Company is in the process of attempting to take certain steps with the State to abate penalties with respect to the late payment. The Company estimates its total liability in this regard to be $500,000.

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

Liquidity and Capital Resources

         As of March 31, 1999, the Company had a working capital deficit of $4,755,909 and a financial accumulated deficit of $15,626,652. Goodwill and other intangibles comprise approximately 69% of total assets, leaving tangible assets of approximately $2,283,289 and negative tangible net worth of approximately $5,367,060.

         During the three month period ended March 31, 1999, the Company's cash and cash equivalents increased $65,075. Cash generated from depreciation and amortization was $187,946.

                     PRINCETON DENTAL MANAGEMENT CORPORATION
            Notes to the Condensed Consolidated Financial Statements
                                 March 31, 1999
                                   (Unaudited)

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

         Management has developed a plan to modify its information technology to be ready for year 2000 and has begun converting critical data processing systems. At present, management expects the project to be substantially complete by November, 1999 and incur total expenditures of approximately $190,000 related to the project.

         The Company has reviewed the Year 2000 problem as it relates to the Company's internal system and does not believe at this time that it will have a material impact upon its business, operations or financial condition. However, the Company's review is continuing and the Company can make no absolute assurances in this regard.

         As disclosed in Note 3, the Company's primary source of outside financing is from the Investor Group. Given the Company's working capital deficit and negative tangible net worth, the Company is heavily reliant on the Investor Group. The Company has not needed to obtain additional material amounts of funding from the Investor Group during the past year but no payments have been made to the Investor Group and the Company remains in an ongoing state of default under the terms of the Financing Arrangement. If the Investor Group was to call a formal default on the Preferred Stock/Convertible Debt issued by the Company, the Company would have no means of curing such default.

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

        d) The Company is the defendant in several pending employee discrimination and vendor/creditor law suits in which it is the defendant. Such law suits include law suits brought against the Company by (i) J.F. Jelenko & Co. claiming $90,338 owed; (ii) Office Max/Office Depot claiming $25,000 owed; (iii) Chuhak & Tecson claiming approximately $50,000 (the Company has counter-claimed alleging legal malpractice;
                  (iv) Primecast Dental claiming unspecified

                    PRINCETON DENTAL MANAGEMENT CORPORATION
            Notes to the Condensed Consolidated Financial Statements
                                 March 31, 1999
                                  (Unaudited)

                  damages; (v) a discrimination suit brought against the Company in Michigan by several plaintiffs seeking damages in excess of $300,000; (vi) a disability discrimination claim brought against the Company in Michigan seeking unspecified damages; and (vii) a sexual discrimination suit brought against the company in Florida seeking unspecified damages. The Company is vigorously defending these lawsuits.

        e) Litigation has been commenced against the Company by Henry Schein, Inc. and Zahn Dental Company claiming that the Company owes them an aggregate of approximately $500,000. The Company has advised Henry Schein, Inc and Zahn Dental Company that it will vigorously contest such claim and believes that it has significant counter-claims against Henry Schein, Inc.

        f) While no litigation has been commenced, the Company has been advised by the Dickerson Investment Group, an entity controlled by Mr. Donnell Dickerson, that such company is claiming that the Company owes it approximately $70,000. The Company has advised that it will vigorously contest any such claim.

        g) The Company is involved in a number of other legal proceedings related to malpractice, worker's compensation, general employment and contract disputes all in various stages of proceedings. Management believes settlements, if any, in excess of insurance coverage would be immaterial. There is no other litigation pending to which Princeton is a party or of which any of its property is the subject, other than routine litigation incidental to its business. Further, there are no proceedings known to be contemplated by governmental authorities relating to either Princeton or its properties.

Item 2. Changes in Securities

        a) Effective August 18, 1997, the Company's shareholders approved a one-for-five reverse Stock split of the company's common stock.

Item 3. Defaults Upon Senior Securities

        a) While no formal default has been called to date by the Investor Group (See Note 3 above), the Company has failed to pay any of the interest and/or dividend payments called for under the Financing Arrangement (See Note 3 above) and would be considered in a state of ongoing default with respect to the Financing Arrangement. If the Investor Group was to call a formal default with respect to the Preferred Stock/Convertible Debt issued by the Company to the Investor Group, the Company would have no means of curing such a default.

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

                     PRINCETON DENTAL MANAGEMENT CORPORATION
            Notes to the Condensed Consolidated Financial Statements
                                 March 31, 1999
                                   (Unaudited)


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

                  (10.46) Letter of Agreement dated July 15, 1996 and effective August 9, 1996, by and between the Company, Dr. Charles R Mitchell, Stratum Management Inc., John H. Hagan, Dr. Seymour Kessler, Amsterdam Equities Limited, Frank Leonard Laport, and Beverly Trust Company (incorporated by reference to the exhibit to the Registrant's Form 10-QSB filed with the Commission on September 23, 1996).

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

                     PRINCETON DENTAL MANAGEMENT CORPORATION
            Notes to the Condensed Consolidated Financial Statements
                                 March 31, 1999
                                   (Unaudited)

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

                  (10.60) Financial Consulting Agreement between the Company and BullsEye Marketing, Inc., dated as of July 14, 1998. (Incorporated by reference to Exhibit 10.60 to the Registrant's Form 10QSB for the period ended June 30, 1998).

                  (10.61) Allonge and Amendment to Balloon Promissory Note and All Related Agreements dated as of July 1, 1998 by and among the Company, Dr. Lehr and certain related entities. (Incorporated by reference to Exhibit 10.61 to the Registrant's Form 10QSAB for the period ended June 30, 1998).


(b) Reports on Form 8-K   The Registrant filed the following Form 8-K's during
the period from January 1, 1999 through May 1, 1999:

                None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report of Form 10-QSB for the quarter ended March 31, 1999, to be signed on its behalf, by the undersigned there unto duly authorized.

DATED: May 14, 1999              Princeton Dental Management Corporation




                                 By: /s/ Gary A. Lockwood
                                     ---------------------------------------
                                     Gary A. Lockwood
                                     President and Chief Operating Officer



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report of Form 10-QSB for the quarter ended March 31, 1999, to be signed on its behalf, by the undersigned there unto duly authorized.


DATED: May 14, 1999                 Princeton Dental Management Corporation



                                    By: /s/ Barbara M. Kamenczak
                                        ------------------------------------
                                        Barbara M. Kamenczak
                                        Chief Accounting Officer