Form 10QSB
period 1999-06-30
PRINCETON DENTAL MANAGEMENT CORP
filed 1999-08-19
CIK 856999

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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


  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
    COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 3,196,448 SHARES OF THE COMPANY'S COMMON STOCK ($.0001 PAR VALUE) PER SHARE OUTSTANDING AS OF
                                  JULY 1, 1999.

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


                     PRINCETON DENTAL MANAGEMENT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998


                         ASSETS                      JUNE 30, 1999    DECEMBER 31, 1998
                         ------                      -------------    -----------------
                                                     (UNAUDITED)
Current Assets:

     Cash and cash Equivalents                        $  277,252        $  188,724
     Accounts Receivable, net of allowances
       for doubtful accounts of $129,000 and
       $129,000 respectively                             837,605           821,190
     Current portion of loan receivable - affiliate      138,199           163,336
     Inventories                                         108,677           100,048
     Other Current Assets                                106,859            73,373
                                                      ----------        ----------

          Total Current Assets                         1,468,592         1,346,671

Property and equipment, net                              459,981           550,976
Goodwill, net of accumulated amortization of
  $2,773,771 and $2,543,042, respectively              4,850,161         5,080,892
Other Assets, net                                        339,388           377,804
                                                      ----------        ----------

          Total Other Assets                           5,649,529         6,009,672

          Total Assets                                $7,118,121        $7,356,343
                                                      ==========        ==========

                     PRINCETON DENTAL MANAGEMENT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998


LIABILITIES AND SHAREHOLDER'S EQUITY                    JUNE 30, 1999         DECEMBER 31, 1998
------------------------------------                    -------------         -----------------
                                                        (UNAUDITED)
Current Liabilities:
     Notes Payable                                     $    130,591            $    130,591
     Current portion of capital lease obligations             8,109                  17,345
     Current portion of long-term debt                      500,947                 500,947
     Convertible secured debt                             2,133,428               2,133,428
     Accounts Payable                                       981,077                 976,901
     Accrued salaries and wages                             366,580                 297,618
     Other accrued expenses                               2,212,730               1,822,712
                                                       ------------            ------------

          Total Current Liabilities                       6,333,461               5,879,542

Long-term debt, excluding current portion                 1,367,444               1,591,685
Capital lease obligations, excluding current portion          1,243                   1,243
                                                       ------------            ------------

          Total Liabilities                               7,702,149               7,472,470
                                                       ------------            ------------

Shareholder's Equity:
     Series A 11.75% Cumulative Convertible
      Preferred Stock par value $1.00 per share;
      authorized shares - 1,000,000; issued and
      outstanding - 2,848 at December 31, 1996                2,848                   2,848
     Series B Preferred Stock, par value $1.00
      per share; authorized shares - 100; issued
      and outstanding - 100 at June 30, 1999                    100                     100
     Common stock, par value $0.0001 per share;
      authorized shares - 25,000,000; issued and
      outstanding - 3,196,448 at June 30, 1999
      and at December 31, 1998                                  320                     320
     Less: 8,462 shares Common Stock held
      in treasury, at cost                                 (181,771)               (181,771)

     Additional Paid-In Capital                          15,403,623              15,403,623
     Accumulated Deficit                                (15,809,148)            (15,341,247)
                                                       ------------            ------------

          Net Shareholders' Equity                         (584,028)               (116,127)
                                                       ------------            ------------

          Total Liabilities and Shareholders' Equity   $  7,118,121            $  7,356,343
                                                       ============            ============


                     PRINCETON DENTAL MANAGEMENT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                         JUNE 30                       JUNE 30
Revenue:                                           1999           1998           1999           1998
                                                -----------    -----------    -----------    -----------
     Practice Revenue                           $ 2,059,440    $ 1,978,801    $ 4,082,068    $ 4,169,361
     Laboratory Revenue                           1,286,567      1,127,586      2,464,949      2,139,970
                                                -----------    -----------    -----------    -----------
          Total Revenue                         $ 3,346,007    $ 3,106,387    $ 6,547,017    $ 6,309,331
                                                -----------    -----------    -----------    -----------
Expenses:
     Practice compensation and Benefits           1,629,396      1,526,490      3,291,404      3,126,328
     Other Practice Expense                         460,658        494,144        873,635        897,145
     Cost of Laboratory Revenue & Expenses          892,254        832,446      1,733,186      1,613,018
     General Corporate Expenses                     116,723        135,355        260,731        236,702
     Depreciation and Amortization                  187,945        208,877        375,891        417,754
                                                -----------    -----------    -----------    -----------
          Total Operating Expenses                3,286,976      3,197,312      6,534,848      6,290,947
                                                -----------    -----------    -----------    -----------

          Operating Gain/(Loss)                      59,031        (90,925)        12,169         18,384

     Gain from sale of practices & laboratory          --             --             --             --
     Interest Expense                              (244,220)      (215,741)      (486,033)      (423,406)
     Other Income                                     2,693         11,928          5,963         15,759
                                                -----------    -----------    -----------    -----------
          Net Income (Loss)                     $  (182,496)   $  (294,738)   $  (467,901)   $  (389,263)
                                                ===========    ===========    ===========    ===========
          Net Loss Per Share                    $     (0.06)   $     (0.14)   $     (0.15)   $     (0.19)
                                                ===========    ===========    ===========    ===========
          Weighted Average
           Number of Shares Outstanding           3,196,448      2,040,965      3,196,448      2,038,215


                     PRINCETON DENTAL MANAGEMENT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


                                                          JUNE 30, 1999          JUNE 30, 1998
                                                          -------------          -------------
Operating Activities:
Net Loss                                                   $(467,901)            $(389,263)

Cash Provided By (Used In) Operating Activities:
      Depreciation and Amortization                          375,891               417,754
      Issuance of stock under Incentive Stock Bonus Plan        --                  32,405
      Changes in Operating Assets and Liabilities:
           Accounts Receivable                               (16,415)               85,736
           Inventories                                        (8,629)               (9,839)
           Other Current Assets                              (33,486)               31,885
           Accounts Payable                                    4,176               (40,294)
           Accrued Expenses                                  458,981               324,858
                                                           ---------             ---------
Net Cash Provided By Operating Activities                    312,617               453,242
                                                           ---------             ---------

Cash Provided By (Used In) Investing Activities:
      Other Assets                                            38,416                37,124
      Proceeds from notes receivable                          25,137               155,592
      Purchase of property and equipment - Net               (54,165)              (75,301)
                                                           ---------             ---------
Net Cash Provided By Investing Activities                      9,388               117,415
                                                           ---------             ---------

Cash Provided Used In Financing Activities:
      Principal payments on capital lease obligations         (9,236)               (9,857)
      Principal payments on long term debt and
        notes payable to shareholders                       (224,241)             (219,026)
                                                           ---------             ---------
 Net Cash Used In Financing Activities                      (233,477)             (228,883)
                                                           ---------             ---------

 Increase in Cash and Cash Equivalents                        88,528               341,774
                                                           ---------             ---------

 Cash and bank debit balances, beginning of period           188,724               (23,205)
                                                           ---------             ---------

 Cash and bank debit balances, end of period               $ 277,252             $ 318,569
                                                           =========             =========

                     PRINCETON DENTAL MANAGEMENT CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


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

         The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and dental practices affiliated with the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

         Pursuant to that certain Modification Agreement ("Modification Agreement") entered into between the Investor Group and the Company and dated as of July 1, 1997, the Investor Group agreed, conditioned upon

                     PRINCETON DENTAL MANAGEMENT CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


continued listing by the Company on the Nasdaq SmallCap Market and similar concessions by another significant Company creditor, to waive all accumulated and ongoing interest and/or dividends on the Convertible Debt/Preferred Stock for the period from January 1, 1997 through December 31, 1997. That waiver ended on January 1, 1998, and interest and dividends again been accruing as of that date.

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

         The terms of the Convertible Debt and Preferred Stock Agreements also provided the Investor Group with certain rights pertaining to the registration of any common stock to which the Investor Group may convert from Convertible Debt or Preferred Stock, certain anti-dilution rights, and a right of first refusal on any future offering of Company securities.

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

         The Convertible Debt and Preferred Stock may be converted into the common stock of the Company, at the sole option of the Investor Group, at various conversion rates as set forth in the conversion formula contained in the Convertible Debt and Preferred Stock Agreements. If the Investor Group were to convert all outstanding Convertible Debt and Preferred Stock at the present time, and exercise the default warrants (see below), the conversion would result in the issuance to the Investor Group of a majority interest of the issued and outstanding shares of Company's common stock (after conversion and assuming full conversion and anti-dilution). At present, conversion pursuant o the conversion rates set forth in the Convertible Debt and Preferred Stock Agreement would result in a conversion at rates significantly in excess of the current market price for the Company's Common Stock.

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

                     PRINCETON DENTAL MANAGEMENT CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


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

         Effective as of November 4, 1998, (i) Amsterdam Equities Limited transferred any and all interest which they had in the default warrants to Frank Leonard Laport, and (ii) Mr. Laport proceeded to exercise such default warrants. Exercise of all of the default warrants for the stated exercise price resulted in Mr. Laport receiving approximately 1,065,483 shares of Company Common Stock, (ie. approximately 30%) of the Company Common Stock.

         At present, taking into account all accrued interest and dividends, but without taking into account any potential liability of the Company for withholding taxes, the Investor Group is owed approximately in excess of $3,500,000 pursuant to the Convertible Debt/Preferred Stock Agreement.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the period ended December 31, 1998.

Forward Looking Statements

         The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. All statements contained in this report, other than statements of historical facts, which address activities, events or developments that the Company anticipates will or may occur in the future, including such things as a possible Chapter 11 filing, future capital expenditures, and other such matters, are forward-looking statements within the meaning of the Act. These forward-looking statements are based largely on the company's expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from the forward-looking statements as a result of a number of factors, including but not limited to, the need for additional financing, intense competition, regulatory changes and other unforeseen circumstances. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized. The Company undertakes no obligation to update or revise any of the forward-looking statements contained herein.

Overview

         Princeton Dental Management Corporation is involved in the management of dental practices and laboratories. The market of general dental practitioners and dental specialists is characterized as highly fragmented. The Company's goal has been to manage dental practices and to increase their profitability by centralizing certain administrative, purchasing, marketing and other functions and implementing certain revenue enhancement programs.

         Given the Company's recurring losses from operations, significant outstanding debt in default, multiple pending litigation matters, significant working capital deficits and the inability to obtain additional funding to provide working capital in the short term, a substantial doubt has been raised as to the Company's ability to

                     PRINCETON DENTAL MANAGEMENT CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


continue as a going concern. Absent significant and immediate additional funding, the Company will have to consider relief under Chapter 11 of the United States Bankruptcy Code or some similar possibility. The Company presently has no source for any additional funding.

Results of Operations

         The revenue for the three month period ending June 30, 1999 was $3,346,007, an increase of $239,620, compared to the revenue for the three month period ending June 30, 1998 of $3,106,387. Revenue for the six month period ended June 30, 1999 was $6,547,017 compared with $6,309,331 for the six month period ended June 30, 1998, a increase of $237,686 (an increase of 4%). The increase in revenue is due to an overall increase in practice and laboratory revenue. The operating expenses for the three month period ending June 30, 1999 was $3,286,976, an increase of $89,664, compared to the operating expenses for the three month period ending June 30, 1998 of $3,197,312. Operating expenses increased $243,901 (an increase of 4%) to $6,534,848 for the six month period ended June 30, 1999 from $6,290,947 for the six month period ended June 30, 1998. This increase in operating expenses is due in large part to an increase in the practice compensation paid to professional staff and a general increase in benefits and laboratory and corporate expenses.

         The interest expense for the three month period ending June 30, 1999 was $244,220, an increase of $28,479, compared to the interest expense for the three month period ending June 30, 1998 of $215,741. Interest expense increased $62,627 to $486,033 for the six month period ended June 30, 1999 versus $423,406 incurred in the comparable six month period last year. The increase is primarily the result of the interest and dividends continuing to accrue on the Convertible Debt and Preferred Stock.

         The net loss for the three month period ending June 30, 1999 was $182,496, a decrease of $112,242, compared to the net loss for the three month period ending June 30, 1998 of $294,738. However, the net loss for the six month period ended June 30, 1999 was $467,901. The net loss for the six month period ended June 30, 1999 increased by $78,638 when compared with the six month period ended June 30, 1998. This increase in the net loss for the six month period is primarily due to the increased operating expenses and the increase in interest expense.

Financial Condition

         Given the Company's recurring losses from operations, significant outstanding debt in default, multiple pending litigation matters, significant working capital deficits and the inability to obtain additional funding to provide working capital in the short term, a substantial doubt has been raised as to the Company's ability to continue as a going concern. Absent significant and immediate additional funding, the Company will have to consider relief under Chapter 11 of the United States Bankruptcy Code or some similar possibility. The Company presently has no source for any additional funding.

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

Liquidity and Capital Resources

         As of June 30, 1999, the Company had a working capital deficit of $4,864,869 and a financial accumulated deficit of $15,809,148. Goodwill and other intangibles comprise approximately 68% of total assets, leaving tangible assets of approximately $2,267,960 and negative tangible net worth of approximately $5,434,189.

                     PRINCETON DENTAL MANAGEMENT CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

         During the three month period ended June 30, 1999 the Company's cash and cash equivalents increased $23,453. During the six month period ended June 30, 1999, the Company's cash and cash equivalents increased $88,528. Cash generated during the three month period ended June 30, 1999 from depreciation and amortization was $187,945. Cash generated during the six month period ended June 30, 1999 from depreciation and amortization was $375,891.

         The Company has extensive deferred maintenance on all of it's facilities. The Company estimates that it could cost in excess of $1.15 Million to properly re-equip and refurbish all facilities. At present the Company has no source of funding to address such matters.

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

         Management has developed a plan to modify its information technology to be ready for year 2000 and has begun converting critical data processing systems. At present, while the Company can make no assurances in this regard, management anticipates the project will be substantially complete by November, 1999 and expects to incur total expenditures of approximately $190,000 related to the project.

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


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         a) On June 12, 1998, the Company sued Dr. Charles Mitchell, a former officer and director of the Company, and Stratum Management, Inc. an affiliate of Dr. Mitchell and a former consultant to the Company, for breach of contract and breach of fiduciary duty. That lawsuit is still pending.

         b) The Company is the defendant in a number of pending employee discrimination and vendor/creditor law suits in which it is the defendant. Such law suits include law suits brought against the Company by (i) Henry Schein, Inc/Zahn Dental Company claiming approximately $500,000 owed; (ii) the Dickerson Investment Group claiming approximately $70,000 owed; (iii) Stark Properties claiming approximately $40,000 owed; (iv) J.F. Jelenko & Co. claiming $90,338 owed; (v) Office Max/Office Depot claiming $25,000 owed; (vi) Chuhak & Tecson claiming approximately $50,000 owed (the Company has counter-claimed alleging legal malpractice); (vii) Primecast Dental claiming unspecified damages; (viii) Bodman and Longley claiming approximately $20,000 owed; (ix) a discrimination suit brought against the Company in Michigan

                    PRINCETON DENTAL MANAGEMENT CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)


                by several plaintiffs seeking damages in excess of $300,000; (x) a disability discrimination claim brought against the Company in Michigan seeking unspecified damages; and (xi) a sexual discrimination suit brought against the company in Florida seeking unspecified damages. The Company is vigorously defending these lawsuits.

         c) While no litigation has been commenced, The Island Group is claiming that the Company owes it approximately $1,200,000 due to a failure to make required payments on an Installment Note.

         d) In addition, while no litigation has been commenced, the Company has been advised by Dr. Glenn Lehr, that the Company owes him approximately $250,000, due to a failure to make required payments on an Installment Note.

         e) The Company is involved in a number of other legal proceedings related to malpractice, worker's compensation, general employment and contract disputes all in various stages of proceedings. There is no other litigation pending to which Princeton is a party or of which any of its property is the subject, other than routine litigation incidental to its business. Further, there are no proceedings known to be contemplated by governmental authorities relating to either Princeton or its properties (But, see Financial Condition).


Item 2.  Changes in Securities

         a) Effective August 18, 1997, the Company's shareholders approved a one-for-five reverse Stock split of the company's common stock.


Item 3.  Defaults Upon Senior Securities

         a) While no formal default has been called to date by the Investor Group (See Note 3 above), the Company has failed to pay any of the interest and/or dividend payments called for under the Financing Arrangement (See Note 3) above and would be considered in a state of ongoing default with respect to the Financing Arrangement. If the Investor Group was to call a formal default with respect to the Preferred Stock/Convertible Debt issued by the Company to the Investor Group, the Company would have no means of curing such a default.

         b) In addition, the Company has ceased making payments on a number of other debt obligation (See Legal Proceedings), and would be considered to be in default with respect to such obligations.


Item 6.  Exhibits and Reports on Form 8-K

         a)     Exhibits

         The following documents are filed as an exhibit to this Report:


                (2.3) Agreement and Plan of Reorganization between the Registrant and Mason Dental, Inc. (incorporated by reference to the Exhibit to the Registrant's Registration Statement on Form S-4 (Registration No. 33-69406) filed with the Commission on September 27, 1993).

                     PRINCETON DENTAL MANAGEMENT CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


                (10.2) Letter Agreement dated December 7, 1994 between an investment group and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-QSB/A (Amendment No.
                1) (Registration No. 33-43298-A) filed with the Commission on December 20, 1994).

                (10.2/A) Amendment to Letter Agreement dated April 10, 1995 between an investment group and the Registrant (incorporated by reference to the Exhibit to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 (Registration Number 33-43298-A) filed with the Commission on April 14, 1995).

                (10.4) Secured Revolving Demand Note dated January 27, 1995 between an investment group and the Registrant (incorporated by reference to the Exhibit to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 (Registration Number 33-43298-1A) filed with the Commission on April 14, 1995).

                (10.5) Share Purchase Agreement between Princeton Management and Glenn C. Lehr, D.D.S. (incorporated by reference to the Exhibit to Registrant's Form 8-K filed with the Commission on October 13, 1992).

                (10.6) Balloon Promissory Note Payable to Glenn C. Lehr, D.D.S. (incorporated by reference to the Exhibit of the same number to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-57698) filed with the Commission on February 1, 1993).

                (10.7) Installment Promissory Note Payable to Glenn C. Lehr, D.D.S (incorporated by reference to the Exhibit of the same number to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-57698) filed with the Commission on February 1, 1993).

                (10.8) Stock Pledge and Escrow Agreement between Princeton Management and Glenn C. Lehr incorporated by reference to the Exhibit of the same number to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-57698) filed with the Commission on February 1, 1993).

                (10.17) Management Agreement and Stock Pledge and Escrow Agreement between Princeton Management, Glenn C. Lehr, D.D.S., and Lebow and Tobin (incorporated by reference to the Exhibit of the same number to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-57698) filed with the Commission on February 1, 1993).

                (10.23) Installment Promissory Note payable to Mason Dental, Inc. shareholders (incorporated by reference to Exhibit 10.30 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1993 (Registration Number 33-43298-A) filed with the Commission on April 14, 1994).

                (10.24) Allonge and Amendment to Acquisition Promissory Note dated April 10, 1995 between Mason Dental, Inc. and the Registrant (incorporated by reference to the Exhibit to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 (Registration Number 33-43298-A) filed with the Commission on April 14, 1995.)

                (10.44) Series A 11.75% Cumulative Convertible Preferred Stock Purchase Agreement by and between Frank Leonard Laport, Beverly Trust Company, as Custodian of the Frank Leonard Laport Rollover Individual Retirement Account Number 75-49990, and Amsterdam Equities

                     PRINCETON DENTAL MANAGEMENT CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


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

                (10.53) Letter Agreement dated as of December 1996 between the Registrant and Dickerson Investment Group, Inc., an entity affiliated with a shareholder of the Registrant, regarding the loan of $175,000 to the Registrant. (Incorporated by reference to Exhibit 10.53 to the Registrant's Form 10QSB for the period ended June 30, 1997).

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

                (10.61) Allonge and Amendment to Balloon Promissory Note and All Related Agreements dated as of July 1, 1998 by and among the company, Dr. Lehr and certain related entities. . (Incorporated by reference to Exhibit 10.61 to the Registrant's Form 10QSB for the period ended June 30, 1998).



(b) Reports on Form 8-K       The Registrant filed the following Form 8-K's
during the period from January 1, 1999 through August 1, 1999:

                None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report of Form 10-QSB for the quarter ended June 30, 1999, to be signed on its behalf, by the undersigned there unto duly authorized.


DATED: August 19, 1999              Princeton Dental Management Corporation



                                    By: /s/ Gary A. Lockwood
                                       -----------------------------------------
                                       Gary A. Lockwood
                                       President and Chief Operating Officer




                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report of Form 10-QSB for the quarter ended June 30, 1999, to be signed on its behalf, by the undersigned there unto duly authorized.


DATED: August 19, 1999              Princeton Dental Management Corporation



                                    By: /s/ Barbara M. Kamenczak
                                       -----------------------------------------
                                       Barbara M. Kamenczak
                                       Chief Accounting Officer