Form 10QSB
period 1999-09-30
PRINCETON DENTAL MANAGEMENT CORP
filed 1999-11-22
CIK 856999

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) of
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

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

                               DELAWARE 36-3484607
                 State or other jurisdiction of (I.R.S. Employer
              incorporation or organization) Identification Number)

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


  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
    COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 3,196,448 SHARES OF THE
               COMPANY'S COMMON STOCK ($.0001 PAR VALUE) PER SHARE
                       OUTSTANDING AS OF OCTOBER 1, 1999.

                     PRINCETON DENTAL MANAGEMENT CORPORATION

                                   FORM 10-QSB


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                   PAGE(S)

       CONDENSED CONSOLIDATED BALANCE SHEETS                        3-4

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                5

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                6

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS         7-9

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS                         9-11


PART II - OTHER INFORMATION                                       11-16

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                     Condensed Consolidated Balance Sheets
                    September 30, 1999 and December 31, 1998


                                            September 30, 1999   December 31, 1998
                                               (Unaudited)
                                            ------------------   -----------------
                 ASSETS

Current Assets:

Cash and Cash Equivalents                      $   482,859        $   188,724
Accounts Receivable, net of allowances
  for doubtful accounts of $129,000 and
  $129,000 respectively                            678,839            821,190
Current portion of loan receivable - affiliate      76,097            163,336
Inventories                                         90,411            100,048
Other Current Assets                                60,941             73,373
                                               -----------        -----------

Total Current Assets                             1,389,147          1,346,671
                                               -----------        -----------

Property and equipment, net                        397,313            550,976
Goodwill, net of accumulated
  amortization of and $2,543,041,
  respectively                                   4,734,797          5,080,892
Other Assets, net                                  319,167            377,804
                                               -----------        -----------

Total Other Assets                               5,451,277          6,009,672
                                               -----------        -----------
Total Assets                                     6,840,424          7,356,343
                                               ===========        ===========

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                     Condensed Consolidated Balance Sheets
                             September 30, 1999 and
                               December 31, 1998

                                                          September 30, 1999     December 31, 1998
                                                              (Unaudited)
                                                          ------------------     -----------------
   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts Payable                                             $          0          $    976,901
   Accrued salaries and wages                                        535,635               297,618
   Other accrued expenses                                          2,315,641             1,822,712
   Notes Payable                                                      60,591               130,591
   Current portion of capital lease obligations                        5,034                17,345
   Current portion of long-term debt                                 570,947               500,947
   Convertible secured debt                                        2,133,428             2,133,428
                                                                ------------          ------------

Total Current Liabilities                                          5,621,276             5,879,542
                                                                ------------          ------------


Long-term
Liabilities
   Accounts Payable - long term                                      879,340                     0
   Long-term debt, excluding current portion                       1,334,744             1,591,685
   Capital lease obligations, excluding current portion                    0                 1,243
                                                                ------------          ------------

Total Long-Term Liabilities                                        2,214,084             1,592,928
                                                                ------------          ------------

Total Liabilities                                                  7,835,360             7,472,470
                                                                ------------          ------------

Shareholder's Equity:
 Series A 11.75% Cumulative Convertible
   Preferred Stock par value $1.00 per share;
   1,000,000 shares authorized; 2,848 shares
   issued and outstanding                                              2,848                 2,848
 Series B Preferred Stock, par value $1.00
   per share; 100 shares authorized; 100 shares
   issued and outstanding                                                100                   100
 Common stock, par value $0.0001 per share;
   25,000,000 shares authorized; 3,196,448
   issued and outstanding                                                320                   320
 Less: 8,462 shares Common Stock held
   in treasury, at cost                                             (181,771)             (181,771)

Additional Paid-In Capital                                        15,403,623            15,403,623
Accumulated Deficit                                              (16,220,056)          (15,341,247)
                                                                ------------          ------------

Net Shareholders Equity'                                            (994,936)             (116,127)
                                                                ------------          ------------

Total Liabilities and Shareholders $                            $  6,840,424          $  7,356,343
                                                                ============          ============

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                 Condensed Consolidated Statements of Operation
                                  (Unaudited)


                                                         Three months Ended                          Nine Months Ended
                                                             September 30                               September 30
                                                   --------------------------------          --------------------------------
                                                       1999                1998                  1999                 1998
                                                   -----------          -----------          -----------          -----------
Revenue:
  Practice Revenue                                 $ 1,615,243            1,709,124          $ 5,697,311            5,878,485
  Laboratory Revenue                                 1,210,865            1,010,343            3,675,814            3,150,313
                                                   -----------          -----------          -----------          -----------

Total Revenue                                        2,826,108            2,719,467            9,373,125            9,028,798
                                                   -----------          -----------          -----------          -----------

Expenses:
  Practice compensation and Benefits                 1,546,382            1,483,686            4,837,785            4,610,014
  Other Practice Expense                               386,265              432,408            1,259,834            1,329,553
  Cost of Laboratory Revenue & Expenses                702,094              751,010            2,435,156            2,364,028
  General Corporate Expenses                           174,480              160,434              435,241              397,136
  Depreciation and Amortization                        198,500              208,877              574,391              626,631
                                                   -----------          -----------          -----------          -----------

Total Operating Expenses                             3,007,721            3,036,415            9,542,407            9,327,362
                                                   -----------          -----------          -----------          -----------

Operating Gain/(Loss)                                 (181,613)            (316,948)            (169,282)            (298,564)
                                                   -----------          -----------          -----------          -----------

Other Income (Expense):
  Gain from sale of practices & laboratory                   0                    0                    0                    0
  Interest Expense                                    (230,991)            (227,886)            (717,024)            (651,292)
  Other Income                                           1,534                   87                7,497               15,846
                                                   -----------          -----------          -----------          -----------

Total Other Income (Expense)                          (229,457)            (227,799)            (709,527)            (635,446)
                                                   -----------          -----------          -----------          -----------
Net Income (Loss)                                  $  (411,070)            (544,747)         $  (878,809)            (934,010)
                                                   ===========          ===========          ===========          ===========

Basic and Diluted Net Loss Per Share               $     (0.13)               (0.26)         $     (0.27)               (0.45)
                                                   ===========          ===========          ===========          ===========

Basic and Diluted Weighted Average Number
of Shares Outstanding                                3,196,448            2,100,965            3,196,448            2,061,632


                    PRINCETON DENTAL MANAGEMENT CORPORATION
                Condensed Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)


                                                             1999           1998
                                                          ---------      ---------
Net Loss                                                  $(878,809)     $(934,010)
                                                          ---------      ---------

Cash Provided by (Used for) Operating Activities:
      Depreciation and Amortization                         574,391        626,631
      Issuance of stock under Incentive
         Stock Bonus Plan                                         0        130,226
      Changes in Operating Assets and Liabilities:
          Accounts Receivable                               142,351        225,316
          Inventories                                         9,637         (3,889)
          Other Current Assets                               12,432          6,740
          Accounts Payable                                  (97,561)       (67,164)
          Accrued Expenses                                  730,946        525,832
                                                          ---------      ---------
Net Cash Provided by (Used for) Operating Activities        493,387        509,682
                                                          ---------      ---------

Cash Provided by (Used for) Investing Activities:
      Other Assets                                             (491)        56,578
      Proceeds from notes receivable                         87,239        170,419
      Purchase of property and equipment - Net              (15,505)      (105,294)
                                                          ---------      ---------
Net Cash Provided by (Used for) Investing Activities         71,243        121,703
                                                          ---------      ---------

Cash Provided by (Used for) Financing Activities:
      Principal payments on capital lease obligations       (13,554)       (14,441)
      Principal payments on long term debt and
        notes payable to shareholders                      (256,941)      (381,393)
                                                          ---------      ---------
Net Cash Provided by (Used for) Financing Activities       (270,495)      (395,834)
                                                          ---------      ---------

Increase in Cash and Cash Equivalents                       294,135        235,551

Cash and cash equivalents, beginning of period              188,724        (23,205)
                                                          ---------      ---------
Cash and cash equivalents, end of period                  $ 482,859      $ 212,346
                                                          =========      =========

                     PRINCETON DENTAL MANAGEMENT CORPORATION
            Notes to the Condensed Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)


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

Note 2 - SUBSEQUENT EVENTS/REORGANIZATION

         The Company, along with all of its operating subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. These voluntary petitions were filed on October 1, 1999 in the United States Bankruptcy Court of the Middle District of Florida, Tampa Division (Case No. 99-16012-8C1).

         The Company has been unable for an extended period to make the required payments of interest or principal on a significant portion of its secured debt. The Company has also been unable to make payments on significant amounts of outstanding trade debt and was faced with multiple lawsuits with respect to this failure to make required payments. After a period of negotiation, the Company was unable to reach out-of-court settlements with its various lenders and trade creditors. Accordingly, bankruptcy petitions were filed in order to obtain an opportunity to reorganize and begin implementing the Company's strategies while working to restructure its indebtedness. The Company expects to reorganize its affairs under the protection of Chapter 11 and to propose a Chapter 11 plan of reorganization for itself and the other filing subsidiaries, which will be confirmed.

Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and the other contractual obligations may not be enforced against the Company. In addition, the Company may reject executory contracts and lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. If the Company is able to successfully reorganize, substantially all unsecured liabilities as of the petition date would be subject to settlement under a plan of reorganization to be voted upon by all impaired classes of creditors and equity security holders and approved by the Bankruptcy Court.

The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filing and circumstances relating to this event, including the Company's leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements, Further, a plan to reorganize could materially change the amounts reported in the financial statements, which do not give effect to all

                    PRINCETON DENTAL MANAGEMENT CORPORATION
            Notes to the Condensed Consolidated Financial Statements
                               September 30, 1999
                                  (Unaudited)




adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations and the ability to generate sufficient cash from operations and financing operations to meet obligations.

In connection with the reorganization, the Company will adopt Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. This statement provides guidance on financial reporting for entities that have filed petitions with the Bankruptcy Court and expect to reorganize as going concerns under Chapter 11 of Title 11 of the United States Code.

Note 3 - RECLASSIFICATIONS

         The accompanying condensed consolidated financial statements contain certain reclassifications of previously reported information. The reclassifications have been made to more appropriately reflect the operating results of the Company.

Note 4 - FINANCING AGREEMENT

1. On April 22, 1996, the Company entered into a financing arrangement pursuant to which the Company issued Convertible Debt (the Convertible Debt) to Amsterdam Equities Limited in the amount of $2,483,620 and 3,599.77 shares of Series A 11.75% Cumulative Convertible Preferred Stock (the Preferred Stock) to Amsterdam Equities Limited (195 shares), Frank Leonard Laport (1,904.77 shares), and Beverly Trust Company, as custodian for the Frank Leonard Laport Rollover Individual Retirement Account No. 75-49990 (1,500 shares) (collectively, the Investor Group). The Convertible Debt and Preferred Stock replaced indebtedness of the Company at April 22, 1996, in the amount of $1,976,700 incurred under that certain letter agreement dated December 7, 1994 (the Letter Agreement) and that certain Secured Revolving Demand Note dated January 27, 1995 (the Secured
Note). The Convertible Debt and Preferred Stock were initially to bear interest and have a coupon rate, respectively of 11.75%, plus the payment of any withholding taxes which might be due and owing with respect to any person which is a foreign entity. Payments on the Convertible Debt/Preferred Stock were interest only due in quarterly installments, which were to begin in September 1996. The Convertible Debt/Preferred Stock originally had a maturity of seven years from the date of closing, subject to acceleration in the event of default. Subsequent to September 30, 1996 the Company was unable to pay the interest only requirements of the Convertible Debt and Preferred Stock Agreements, therefore, effective October 1, 1996 interest began to accrue at the default rate of 21.75%.

         Pursuant to that certain Modification Agreement ("Modification Agreement") entered into between the Investor Group and the Company and dated as of July 1, 1997, the Investor Group agreed, conditioned upon continued listing by the Company on the NASDAQ SmallCap Market and similar concessions by another significant Company creditor, to waive all accumulated and ongoing interest and/or dividends on the Convertible Debt/Preferred Stock for the period from January 1, 1997 through December 31, 1997. That waiver ended on January 1, 1998, and interest and dividends again began accruing as of that date.

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

                     PRINCETON DENTAL MANAGEMENT CORPORATION
            Notes to the Condensed Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)


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

         The Convertible Debt and Preferred Stock may be converted into the common stock of the Company, at the sole option of the Investor Group, at various conversion rates as set forth in the conversion formula contained in the Convertible Debt and Preferred Stock Agreements. If the Investor Group were to convert all outstanding Convertible Debt and Preferred Stock at the present time, and exercise the default warrants (see below), the conversion would result in the issuance to the Investor Group of a majority interest of the issued and outstanding shares of Company's common stock (after conversion and assuming full conversion and anti-dilution). At present, conversion pursuant to the conversion rates set forth in the Convertible Debt and Preferred Stock Agreement would result in a conversion at rates significantly in excess of the current market price for the Company's Common Stock.

         In addition, pursuant to the terms of the Financing Arrangement, the Company issued to the holders of the Convertible Debt and the Preferred Stock a series of default warrants to purchase an aggregate number of shares of common stock equivalent to fifty percent (50.0%) of the issued and outstanding Common Stock of the Company at an exercise price of $0.10 per share (subsequently reduced to $0.01 per share under the terms of the Modification Agreement). The Company has been in ongoing default under the Financing Arrangement and, accordingly, these default warrants are capable of being exercised by the Investor Group upon payment of a minimal exercise price since January 1, 1997. At present the cumulative effect of the issuance of shares pursuant to the default warrants to the Investor Group and the conversion of outstanding Convertible Debt/Preferred Stock could result in ownership by the Investor Group of approximately 65% of the Company's total issued and outstanding common stock after such conversion and exercise.

         Effective as of November 4, 1998, (i) Amsterdam Equities Limited transferred any and all interest which they had in the default warrants to Frank Leonard Laport, and (ii) Mr. Laport proceeded to exercise such default warrants. Exercise of all of the default warrants for the stated exercise price resulted in Mr. Laport receiving approximately 1,065,483 shares of Company Common Stock, (i.e. approximately 30%) of the Company Common Stock.

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

                     PRINCETON DENTAL MANAGEMENT CORPORATION
            Notes to the Condensed Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)


Forward Looking Statements

           The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. All statements contained in this report, other than statements of historical facts, which address activities, events or developments that the Company anticipates will or may occur in the future, including such things as Bankruptcy Court actions or proceedings related to the bankruptcy, future capital expenditures, and other such matters, are forward-looking statements within the meaning of the Act. These forward-looking statements are based largely on the Company's expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from the forward-looking statements as a result of a number of factors, including but not limited to, the need for additional financing, intense competition, regulatory changes and other unforeseen circumstances. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized. The Company undertakes no obligation to update or revise any of the forward-looking statements contained herein.

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

         As discussed in Note 2 to the Consolidated Financial Statements, due to the inability of the Company to negotiate out of court settlements with its various lenders and trade creditors, the Company and certain of its subsidiaries have filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Court. As a result of the Chapter 11 filing the Company and those subsidiaries have ceased making certain interest, trade payables and other liabilities payments that arose prior to the Chapter 11 filing. Payments related to these liabilities are deferred, in most cases, until a plan for reorganization is confirmed by the Bankruptcy Court.

Results of Operations

         The revenue for the three month period ending September 30, 1999 was $2,826,108, an increase of $106,641, compared to the revenue for the three month period ending September 30, 1998 of $2,719,467. Revenue for the nine month period ended September 30, 1999 was $9,373,125 compared with $9,028,798 for the nine month period ended September 30, 1998, a increase of $344,327 (an increase of 3.8%). The increase in revenue is due to an overall increase in practice and laboratory revenue. The operating expenses for the three month period ending September 30, 1999 were $3,007,221, a decrease of $28,694, compared to the operating expenses for the three month period ending September 30, 1998 of $3,036,415. Operating expenses increased $215,045 (an increase of 2.3%) to $9,542,407 for the nine month period ended September 30, 1999 from $9,327,362 for the nine month period ended September 30, 1998. This increase in operating expenses is due in large part to an increase in the practice compensation paid to professional staff and a general increase in benefits and laboratory and corporate expenses.

         The interest expense for the three month period ending September 30, 1999 was $230,991, an increase of $3,105 compared to the interest expense for the three month period ending September 30, 1998 of $227,886. Interest expense increased $65,732 to $717,024 for the nine month period ended September 30, 1999 versus $651,992 incurred in the comparable nine month period last year. The increase is primarily the result of the interest and dividends continuing to accrue on the Convertible Debt and Preferred Stock.

         The net loss for the three month period ending September 30, 1999 was $411,070, a decrease of $133,677, compared to the net loss for the three month period ending September 30, 1998 of $544,747. However, the net loss

                     PRINCETON DENTAL MANAGEMENT CORPORATION
            Notes to the Condensed Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)


for the nine month period ended September 30, 1999 was $878,809. The net loss for the nine month period ended September 30, 1999 decreased by $55,201 when compared with the net loss of $934,010 for the nine month period ended September 30, 1998. This decrease in the net loss for the nine month period is primarily due to stronger sales.

Financial Condition

         As discussed in Note 2 to the Consolidated Financial Statements, due to the inability of the Company to negotiate out of court settlements with its various lenders and trade creditors, the Company and certain of its subsidiaries have filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Court. As a result of the Chapter 11 filing the Company and those subsidiaries have ceased making certain interest, trade payables and other liabilities payments that arose prior to the Chapter 11 filing. Payments related to these liabilities are deferred, in most cases, until a plan for reorganization is confirmed by the Bankruptcy Court.

         The Company is working to improve the operating results of the various operations by reducing costs. The Company has begun steps to reduce general and administrative expenses. However, the Company can make no assurances in regards to the results of these programs.

         The Company is also considering the sale of certain operating units as a means of generating cash and improving the future financial condition of the Company.


Liquidity and Capital Resources

         As of September 30, 1999, the Company had a working capital deficit of $5,111,469 and a financial accumulated deficit of $16,220,056. Goodwill and other intangibles comprise approximately 69.2% of total assets, leaving tangible assets of approximately $2,105,627 and negative tangible net worth of approximately $5,729,733.

         During the three month period ended September 30, 1999 the Company's cash and cash equivalents increased $205,607. During the nine month period ended September 30, 1999, the Company's cash and cash equivalents increased $294,135. Cash generated during the three month period ended September 30, 1999 from depreciation and amortization was $198,500. Cash generated during the nine month period ended September 30, 1999 from depreciation and amortization was $574,391.

         The Company has extensive deferred maintenance on all of its facilities. The Company estimates that it could cost in excess of $1.5 million to properly re-equip and refurbish all facilities. At present the Company has no source of funding to address such matters.

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

                     PRINCETON DENTAL MANAGEMENT CORPORATION
            Notes to the Condensed Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)


         As discussed in Note 2 to the Consolidated Financial Statements, due to the inability of the Company to negotiate out of court settlements with its various lenders and trade creditors, the Company and certain of its subsidiaries have filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Court. As a result of the Chapter 11 filing the Company and those subsidiaries have ceased making certain interest, trade payables and other liabilities payments that arose prior to the Chapter 11 filing. Payments related to these liabilities are deferred, in most cases, until a plan for reorganization is confirmed by the Bankruptcy Court.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         As discussed in Note 2 to the Consolidated Financial Statements, due to the inability of the Company to negotiate out of court settlements with its various lenders and trade creditors, the Company and certain of its subsidiaries have filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Court. As a result of the Chapter 11 filing the Company and those subsidiaries have ceased making certain interest, trade payables and other liabilities payments that arose prior to the Chapter 11 filing. Payments related to these liabilities are deferred, in most cases, until a plan for reorganization is confirmed by the Bankruptcy Court.

         The Company is engaged in various litigation matters, and has a number of unresolved claims, some of which involve substantial claims which could have a material impact on the Company. As discussed in Note 2, the claims and litigation have been stayed as a result of the Chapter 11 filing.

         a) On June 12, 1998, the Company sued Dr. Charles Mitchell, a former officer and director of the Company, and Stratum Management, Inc. an affiliate of Dr. Mitchell and a former consultant to the Company, for breach of contract and breach of fiduciary duty. That lawsuit is still pending.

         b) The Company is the defendant in a number of pending employee discrimination and vendor/creditor law suits in which it is the defendant. Such law suits include law suits brought against the Company by (i) Henry Schein, Inc./Zahn Dental Company claiming approximately $500,000 owed; (ii) the Dickerson Investment Group claiming approximately $70,000 owed; (iii) Stark Properties claiming approximately $40,000 owed; (iv) J.F. Jelenko & Co. claiming $90,338 owed; (v) Office Max/Office Depot claiming $25,000 owed; (vi) Chuhak & Tecson claiming approximately $50,000 owed (the Company has counter-claimed alleging legal malpractice);
              (vii) Primecast Dental claiming unspecified damages; (viii) Bodman and Longley claiming approximately $20,000 owed; (ix) a discrimination suit brought against the Company in Michigan by several plaintiffs seeking damages in excess of $300,000; (x) a disability discrimination claim brought against the Company in Michigan seeking unspecified damages; and (xi) a sexual discrimination suit brought against the company in Florida seeking unspecified damages. The Company is vigorously defending these lawsuits.

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

                     PRINCETON DENTAL MANAGEMENT CORPORATION
            Notes to the Condensed Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)


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


Item 3.  Defaults Upon Senior Securities

         As discussed in Note 2 to the Consolidated Financial Statements, due to the inability of the Company to negotiate out of court settlements with its various lenders and trade creditors, the Company and certain of its subsidiaries have filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Court. As a result of the Chapter 11 filing the Company and those subsidiaries have ceased making certain interest, trade payables and other liabilities payments that arose prior to the Chapter 11 filing. Payments related to these liabilities are deferred, in most cases, until a plan for reorganization is confirmed by the Bankruptcy Court.

         As a result of the Chapter 11 filing, the Company would be considered to be in default with respect to significantly all of its short- and long-term debt.


Item 4.  Exhibits and Reports on Form 8-K

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

                     PRINCETON DENTAL MANAGEMENT CORPORATION
            Notes to the Condensed Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)


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

                     PRINCETON DENTAL MANAGEMENT CORPORATION
            Notes to the Condensed Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)


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



(b) Reports on Form 8-K The Registrant filed the following Form 8-K's during the period from January 1, 1999 through October 1, 1999:

         1. On October 5, 1999 the Registrant filed a Form 8-K stating that:


         a) Effective as of October 1, 1999, Princeton Dental Management Corporation ("PDMC"), along with all of its operating subsidiaries, filed a voluntary petition I the United States Bankruptcy Court for the Middle District of Florida pursuant to Chapter 11 of the United States Bankruptcy Code (Case No. 99-16012-8C1).

         b) Effective as of September 27, 1999, the Board of Directors of PDMC approved an extension of the expiration date of those certain warrants issued pursuant to that certain Warrant Agreement dated April 15, 1992 by and between PDMC and Continental Stock Transfer & Trust Company. The expiration date of the warrants has been extended for a period of twelve (12) months, expiring on October 10, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report of Form 10-QSB for the quarter ended September 30, 1999, to be signed on its behalf, by the undersigned there unto duly authorized.


DATED:                              Princeton Dental Management Corporation



                                    By:
                                        --------------------------------
                                        Gary A. Lockwood
                                        President and Chief Operating Officer




                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report of Form 10-QSB for the quarter ended September 30, 1999, to be signed on its behalf, by the undersigned there unto duly authorized.


DATED:                              Princeton Dental Management Corporation



                                    By: /s/ FLORENCE WAGNER
                                        ----------------------------------------
                                        Florence Wagner
                                        Chief Accounting Officer