Form 10KSB
period 1999-12-31
PRINCETON DENTAL MANAGEMENT CORP
filed 2000-04-26
CIK 856999

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the Fiscal Year Ended December 31, 1999
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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
Yes  X  No
    ---   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for its most recent fiscal year ended December 31, 1999 were $12,456,459.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 2000 (based upon the average bid and ask prices of these shares in the over-the-counter market as of March 1, 2000) was approximately $300,000.

As of March 1, 2000 there were 3,196,448 shares of the Registrant's Common Stock outstanding.

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

         During 1999, Princeton, along with all of its operating subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (See Part IV, Item 13, Note 2). These voluntary petitions were filed on October 1, 1999 in the United States Bankruptcy Court of the Middle District of Florida, Tampa Division (Case No. 99-16012-8Cl) and were subsequently consolidated per the order of the Bankruptcy Court.

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

         As of March 1, 2000, the Company managed and/or operated nine dental practices and one dental laboratory, obtained through the acquisitions and sales (the "Transactions") described below.

         In July 1992, the Company (through an affiliated professional corporation) acquired all of the issued and outstanding shares of common stock of American Dental Health-Battle Creek, P.C. ("Battle Creek"). Battle Creek operated 3 dental practices in Battle Creek, Taylor and Ypsilanti, Michigan. The acquisition price, which was a total of approximately $2,000,000, consisted of $500,000 in cash, $1,000,000 in a promissory note and $500,000 worth of Company common stock. With respect to the stock, the Company issued 163,578 shares, which equated to $500,000 in market value of the stock at the time of acquisition.

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

Narrative description of business.

         The Company is involved in the management of dental practices and a dental laboratory. Dental practices provide routine dental services and, in certain cases, specialty services such as oral surgery, orthodontics, periodontics, and endodontics. These services arc offered to the general public on either a fee-for-service basis or through a form of managed care. Dental laboratories manufacture dental prosthetics (e.g. dentures, bridges, crowns, etc.) as requested by dental practices.

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

         The practice of dentistry is subject to regulation under state laws which, among other things, govern the ownership and control of dental practices, advertising, fee splitting, referral fees, and other financial arrangements. For example, some states may require the dentists name (or possibly a corporate name of which the practicing dentist is an officer) to be displayed clearly on an outside sign or on the door of the practice, while other states may require the billing for professional services to be made by the dentist who rendered the services with that dentist's name clearly reflected thereon. No regulatory authority has formally reviewed or approved Princeton's plan of operations and no such formal review is presently contemplated or, to Princeton's knowledge, available. No assurances can be given that, if any such review was available or occurred, the result would be favorable. In addition, there can be no assurance that such states will not enact more restrictive legislation that could require Princeton to modify its operations and possibly adversely affect its profitability prospects.

         In many states, including Florida and Michigan, where all of the Company's dental centers and dental practices are located, dental practices must be owned by a licensed dentist. In keeping with these legal requirements, the Company operates its dental centers and dental practices and derives revenues from the operations thereof through comprehensive long-term management agreements with corporations owned by licensed dentists. The Company generally owns the dental equipment utilized by the practice and provides such equipment, capital, staffing, management and marketing services to the practice, allowing the dentists employed by such corporations to focus on delivery of high quality dental care. The licensed dentists receive compensation directly from the dentist-owned corporation. The Company receives the remaining gross revenue from dental services provided at the dental centers and pays all operating and other expenses, including staff salaries and benefits.

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

Intellectual Property

         The Company believes that in certain circumstances, the trade name of the practice or group of practices acquired may have value within the area it services. As part of each prior acquisition, the Company acquired the practices' trade names and trademarks. The Company typically will not change the name of the acquired practices post-acquisition.

Employees

         As of March 1, 2000, Princeton employed approximately 176 individuals, including an executive officer, and 39 on a part-time basis (defined as less than 32 hours per week). Princeton is not a party to any collective bargaining agreement and believes its employee relationships are satisfactory.

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

         The lease on the former corporate office located at 2739 U.S. Highway 19, Holiday, Florida 34691, remained Princeton's obligation through June 30, 1999. Princeton has sublet all of the space at this location. The minimum lease payments under this operating lease, net of sublease, was $12,313 in 1999.

         On July 31, 1992, in connection with the Battle Creek Acquisition, Princeton was assigned the right, pursuant to license agreements to operate dental facilities in Meijers Thrifty Acres stores located in Battle Creek, Taylor, and Ypsilanti, Michigan. In July, 1997 the company entered into a Termination Agreement with respect to the Meijer leases. In April through June of 1997, the Company entered into new lease and/or management agreements for new locations in Ypsilanti, Taylor and Battle Creek. The leases at each of the Michigan locations are long-term leases, with initial monthly rents ranging from $1,000 to $3,296.

         On December 31, 1993, in connection with the Mason Acquisition, Princeton assumed the triple net lease for $148,200 per year, payable on a monthly basis to Stark Enterprises, an entity owned by three individuals who were at one time shareholders of Princeton as a result of the merger and one of whom, Gary A. Lockwood, was President and COO of Princeton until his resignation on December 6, 1999. The lease, which terminates at December 31, 2001 and is subject to renewal, covers approximately 18,000 square feet.

         On April 1, 1994, in connection with the Dental Team acquisition, Princeton assumed nine facility leases ranging from $7,200 to $68,125 per year, payable on a monthly basis with expiration dates ranging from April 30, 1998 to March 1, 2004. The future minimum lease payments under these operating leases for the years subsequent to December 31, 1999 are $104,563 in 2000, and $256,197 thereafter. In addition, the Boynton Beach office lease and a storage facility lease are payable to B & S Properties, a partnership owned by two individuals who are now shareholders of Princeton as a result of the merger, which requires monthly payments totaling $3,600 through March 1, 2004. In connection with the sale of the assets of the Dental Team of Delray Beach, the lease for the Delray Beach location has been terminated. In connection with the sale of the Florida dental lab, the purchaser assumed responsibility for that lease.

         In the opinion of management, the Company's facilities are adequately covered by insurance.

         ITEM 3. LEGAL PROCEEDINGS

         As discussed in Note 2 to the 1999 Consolidated Financial Statements, Princeton, along with all of its operating subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the Unites States Bankruptcy Code (See Part IV, Item 13, Note 2). These voluntary petitions were filed on October 1, 1999 in the United States Bankruptcy Court of the Middle District of Florida, Tampa Division (Case No. 99-16012-8C1) and were subsequently consolidated per the order of the Bankruptcy Court. As a result of the Chapter 11 filings, the Company and those subsidiaries have ceased making certain interest, trade payables and other liabilities payments that arose prior to the Chapter 11 filings. Payments relating to these liabilities are deferred, in most cases, until a plan for reorganization is confirmed by the Bankruptcy Court.

         The Company is engaged in various litigation matters, and has a number of unresolved claims, some of which involve substantial claims which could have a material impact on the Company. As discussed in Note 2 to the 1999 Consolidated Financial Statements, the claims and litigation have all been stayed as a result of the Chapter 11 filings.


         A) On June 12, 1998, the Company sued Dr. Charles Mitchell, a former officer and director of the Company, and Stratum Management, Inc., an affiliate of Dr. Mitchell and a former consultant to the Company, for breach of contract and breach of fiduciary duty. That lawsuit is still pending.

         B) The Company is a defendant in a number of pending employee discrimination and vendor and creditor law suits. Such law suits include law suits bought against the Company by (i) Henry Schein, Inc./Zahn Dental Company claiming approximately $500,000 owed, (ii) the Dickerson Investment Group claiming approximately $70,000 owed, (iii) Stark Properties claiming approximately $40,000 owed, (iv) J.F. Jelenko & Co. claiming approximately $90,000 owed, (v) OfficeMax/Office Depot claiming $25,000 owed, (vi) Chuhak & Tecson claiming approximately $50,000 owed (the Company has counter-claimed alleging legal malpractice), (vii) Bodman & Longley claiming approximately $20,000 owed, (viii) a discrimination suit brought against the Company in Michigan by several plaintiffs seeking damages in excess of $300,000, (ix) a disability discrimination claim brought against the Company in Michigan seeking unspecified damages, (x) a sexual discrimination suit brought against the Company in Florida seeking unspecified damages, (xi) a claim by the Island Group seeking approximately $1.2 Million due to failure to make payments on an Installment Note, and (xii) a claim by Dr. Glenn Lehr seeking approximately $250,000 due to failure to make payments on an Installment Note. The Company was vigorously defending these lawsuits and, as noted, all such claims and litigation have been stayed as a result of the Chapter 11 filings.

         C) The Company is involved in a number of other legal proceedings related to malpractice, worker's compensation, general employment and contract disputes all in various stages of proceedings. There is no other litigation pending to which the Company is a party, or of which any of its property is subject, other than routine litigation incidental to its business. There are no proceedings known to be contemplated by governmental authorities relating to either the Company or its properties.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Effective August 18, 1997, the Company's shareholders approved a one to five reverse stock split of the Company's Common Stock. All figures have been restated to reflect such reverse stock split.

         Effective December 18, 1998, the Company held it's Annual Meeting at which Frank L. Laport, Gary A. Lockwood (Mr. Lockwood subsequently resigned effective December 6, 1999), George B. Collins and Dr. Zigmund Porter were elected as directors and Kirkland, Russ, Murphy and Tapp were confirmed as the auditors for the Company. The Company did not hold an Annual Meeting during 1999.

PART II

         ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Effective August 18, 1997, the Company's shareholders approved a one to five reverse stock split of the Company's Common Stock.

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

         The Company's common stock and warrants are currently traded in the OTC:Bulletin Board market. However, due to the Company's failure to provide audited financial statements for 1999 in connection with the filing of this Form 10-KSB, it is possible that the Company's securities may be delisted from the OTC:Bulletin Board market, in which case the Company's securities would be traded on the "Pink Sheets". The Company can make no representations in this regard.

         Additionally, and as indicated in Note 2 to the 1999 Consolidated Financial Statements, any plan of reorganization approved or confirmed by the Bankruptcy Court in connection with the Chapter 11 proceedings of the Company is likely to result in material dilution or elimination of the equity of the existing shareholders of the Company, as the result of the issuance of equity to creditors or new investors.

         The following table sets forth the high and low bid quotations for the Company's common stock and warrants for the two most recent fiscal years. Such quotations reflect inter-dealer quotations, without retail mark-up, markdowns or commissions, and may not represent actual transactions.


                                         Common Stock              Warrants

          Fiscal Year Ended
          December 31, 1998             High       Low          High       Low

          First Quarter                $2.25      1.875         .125      .0625
          Second Quarter                2.25      1.50          .125      .0625
          Third Quarter                 1.625      .75          .125      .0625
          Fourth Quarter                 .50       .1875        .05       .0000

          Fiscal Year Ended

          December 31, 1999

          First Quarter                $0.3125    0.1875        .0001     .0001
          Second Quarter                0.16      0.125         .0001     .0001
          Third Quarter                 0.16      0.0625        .0001     .0001
          Fourth Quarter                 .0625    0.04          .0001     .0001

Holders

         As of March 1, 2000, there were approximately 127 and 83 holders of record of the Company's common stock and warrants, respectively. These numbers include shareholders and warrant holders of record who may hold stock and warrants for the benefits of others. The Company does not consider it practical to attempt to determine the number of individuals who are beneficial owners of its shares and warrants.

         Also, as described in detail in Item 12, the Investor Group (as defined in Item 12) presently holds various Convertible Debt and Warrants which, if exercised or converted, would result in the Investor Group owning a significant majority of the issued and outstanding shares of Common Stock of the Company

Dividends

         The Company has never paid cash dividends on its common stock and does not expect to pay such dividends in the foreseeable future. Management currently intends to retain all available funds for the development of its business and for use as working capital.

Recent Sales of Unrestricted Securities

    None during 1999.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto for the period ended December 31, 1999, and in conjunction with the Company's audited financial statements and notes thereto for the period ended December 31, 1998. THE COMPANY'S FINANCIAL STATEMENTS FOR THE PERIOD ENDED DECEMBER 31, 1999 HAVE NOT BEEN AUDITED AND ARE SUBJECT TO MODIFICATION.

FORWARD LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. All statements contained in this Report, other than statements of historical facts, which address activities, events or developments that the Company anticipates will or may occur in the future, including such things as the Bankruptcy Court actions or proceedings related to the bankruptcy, future capital expenditures, and other matters, are forward-looking statements within the meaning of the Act. These forward-looking statements are based largely on the Company's expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from the forward-looking statements as a result of a number of factors, including but not limited to, the need for additional financing, intense competition, regulatory changes and other unforeseen circumstances. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized. The Company undertakes no obligation to update or revise any of the forward-looking statements contained herein.

Overview

         In 1998, the Company incurred significant operating and net losses, due primarily to the expiration of the waiver of interest and dividends which had been in place in 1997 (See Exhibits 10.55, 10.56 and 10.58), a one-time charge of $250,000 for anticipated State of Michigan taxes and a one time charge of $123,900 incurred in connection with the exercise of certain default warrants.

         During 1999, the Company's operating and net losses, while still significant, were reduced somewhat due to improved performance by the Company's Mason Dental lab operation and a decrease in amortization and depreciation expense.

         Also during 1999, and as discussed in Note 2 to the Company's unaudited 1999 consolidated financial statements, due to the inability of the Company to negotiate out of court settlements with its various lenders and trade creditors, the Company, along with all of its operating subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the Unites States Bankruptcy Code. These voluntary petitions were filed on October 1, 1999 in the United States Bankruptcy Court of the Middle District of Florida, Tampa Division (Case No. 99-16012-8C1) and were subsequently consolidated per the order of the Bankruptcy Court.

Results of Operations

         Revenue for the year ended December 31, 1999 was $12,456,459 compared with $12,066,127 for the year ended December 31, 1998, an increase of $390,332. The change in revenue is due primarily to increased revenue at the Mason laboratory. Operating expenses decreased $24,393 to $12,674,373 for the year ended December 31, 1999 from $12,698,766 for the year ended December 31, 1998. This decrease is due to two offsetting factors, namely the decreased depreciation expense and the increase in operating expenses attributable to the Mason revenue increase.

         Interest expense increased $81,617 to $961,762 for the year ended December 31, 1999 versus $880,145 incurred in the comparable period last year. This increase is primarily attributable to increased accruals on the Michigan single business tax liability and continued accrual of interest on the Investment Group debt.

         The Company showed a net loss of $1,173,325 for the year ended December 31, 1999, as compared to a loss of $1,618,476 year ended December 31, 1998. The net loss for the year ended December 31, 1999 shows some improvement over the prior year ended December 31, 1998, primarily as a result of the decreasing depreciation deductions ($137,217 decrease over a two year period) and improved revenues at the Mason laboratory.

Financial Condition

         Changes in the Company's financial condition at December 31, 1999 as compared with December 31, 1998 resulted primarily from an increase in accrued expenses, as well as a shift in pre-bankruptcy accounts payable from short-term to a long-term liability.

         In the period from 1993 to present, the Company did not make certain Michigan state tax filings. The Company has made these filings and estimates its liability at approximately $538,000.

         As discussed in Note 2 to the Company's unaudited 1999 consolidated financial statements, due to the inability of the Company to negotiate out of court settlements with its various lenders and trade creditors, the Company, along with all of its operating subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the Unites States Bankruptcy Code. These voluntary petitions were filed on October 1, 1999 in the United States Bankruptcy Court of the Middle District of Florida, Tampa Division (Case No. 99-16012-8C1) and were subsequently consolidated per the order of the Bankruptcy Court.

         Given the Company's recurring losses from operations, the significant working capital deficits and the uncertainty in obtaining additional funding to provide working capital in the short term, a substantial doubt has been raised as to the Company's ability to continue as a going concern. The Company presently has no source for any additional funding.

Liquidity and Capital Resources

         As of December 31, 1999, the Company had a working capital deficit of $3,847,983 and a financial accumulated deficit of $16,514,572. Goodwill and other intangibles comprise approximately 65% of total assets, leaving tangible assets of approximately $2,481,024 and negative tangible net worth of approximately $5,906,732.

         During the year ended December 31, 1999, the Company's cash and cash equivalents increased $535,968. Cash provided by operations was $846,319, resulting primarily from the Company's increase in accrued expenses of $1,035,871 and depreciation and amortization of $744,628.

         Investing activities provided $52,143 of cash, primarily related to a note payment related to the sale of a dental practice. Cash of $362,494 was used in financing activities, primarily as a result of the extinguishment of debt and payment of capital leases.

         The Company has extensive deferred maintenance on all of it's facilities. The Company estimates that it could cost in excess of $1.5 Million to properly re-equip and refurbish all facilities. At present the Company has no source of funding to address such matters.

         As previously disclosed, the Company has reviewed the Year 2000 problem as it relates to the Company's internal system and does not believe at this time that it will have a material impact upon its business, operations or financial condition. However, the Company's review is continuing and the Company can make no absolute assurances in this regard.

         As discussed in Note 2 to the Company's unaudited 1999 consolidated financial statements, due to the inability of the Company to negotiate out of court settlements with its various lenders and trade creditors, the Company, along with all of its operating subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the Unites States Bankruptcy Code. These voluntary petitions were filed on October 1, 1999 in the United States Bankruptcy Court of the Middle District of Florida, Tampa Division (Case No. 99-16012-8C1) and were subsequently consolidated per the order of the Bankruptcy Court.

         Given the Company's recurring losses from operations, the significant working capital deficits and the uncertainty in obtaining additional funding to provide working capital in the short term, a substantial doubt has been raised as to the Company's ability to continue as a going concern. The Company presently has no source for any additional funding.

         ITEM 7. FINANCIAL STATEMENTS

         The Company's financial statements for the fiscal year ended December 31, 1999 and 1998 accompany this report as Item 13. The Company's financial statements for the fiscal year ended December 31, 1998 are audited. THE COMPANY'S FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 ARE NOT AUDITED AND ARE SUBJECT TO MODIFICATION.

         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None. However, due to the filing of the bankruptcy proceedings by the Company and the ongoing financial difficulties which the Company has been experiencing, the Company was not able to arrange for an audit of its 1999 financial statements.

                                    PART III

         ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following persons are the directors and executive officers of the Company as of the date of this report:


                                             First Became             Beneficially Owned      Beneficially Owned
          Employment            Age           a Director               Number of Shares       Percent of Shares
          ----------            ---          ------------             -------------------     ------------------
    Frank Leonard Laport        59              8/9/96                   1,101,233(1)(3)            34.45%

    George B. Collins           69              8/9/96                           0(2)(3)              0.0%

    Dr. Zigmund C. Porter       62              8/15/97                          0                    0.0%


(1) With respect to Mr. Laport, includes shares currently held by Mr. Laport's Individual Retirement Account. With respect to both Mr. Laport and Amsterdam Equities Limited, does not include shares issuable upon full conversion of Series A Stock and Convertible Debt currently held by Amsterdam Equities Limited and Mr. Laport. See "Certain Relationships and Related Transactions".

(2) Mr. Collins serves as a representative of Amsterdam Equities Limited. Conversion of the Convertible Debt and Series A Stock presently held by Amsterdam Equities Limited, which totals approximately $3.5 Million is of this date, would result in the additional issuance to Amsterdam Equities Limited of approximately 1,800,000 shares of Company Common Stock. On a fully diluted basis and assuming full conversion, this would result in Amsterdam Equities Limited owning shares of Company Common Stock which, when added to its existing stock holdings, would be equal to approximately 40% of the Company. As of this date, the conversion of this debt into equity at the existing conversion formula would result in a conversion price per share significantly in excess of current market levels for the Company's Common Stock. Amsterdam Equities Limited has not indicated to the Company whether intends to convert its debt to equity. See "Certain Relationships and Related Transactions".

(3) Conversion of the Series A Stock presently held by Mr. Laport, which totals approximately $450,000 as of this date, would result in the additional issuance to Mr. Laport of approximately 150,000 shares of Company Common Stock. On a fully diluted basis, and assuming full conversion by Amsterdam Equities Limited, this would result in Mr. Laport owning shares of Common Stock which, when added to his existing stock holdings, would be equal to approximately 30% of the Company (on a fully diluted basis and assuming conversion in full by Amsterdam Equities Limited and Mr. Laport). Mr. Laport is contractually prohibited from converting his Series A Stock unless Amsterdam Equities Limited also decides to convert its Convertible Debt. See "Certain Relationships and Related Transactions".

Frank Leonard Laport. Mr. Laport has served as CEO and Chairman and head of the Florida operations of the Company. Mr. Laport, born Chicago, Illinois, March 8, 1941, admitted to the Bar: 1966, Illinois; 1969, Florida; 1974, Indiana; 1966, U.S. Tax Court; 1967, U.S. District Court, Northern District of Illinois; 1969, U.S. District, Southern District of Florida; 1974, U.S. District, Southern District of Indiana; U.S. Supreme Court. Licensed as Illinois Real Estate Broker on July 1, 1964. Earned the Certified Commercial Investment Member (C.C.I.M.) Designation of the Realtors National Marketing Institute, an affiliate of the National Association of Realtors in 1983. Education: Elmhurst College (B.S., in B.A., 1963); DePaul University, Law School (J.D. 1966).

George B. Collins. Mr. Collins, Born Kansas City, Missouri, April 23, 1931; admitted to bar, 1953, Arkansas; 1955 Illinois; 1970, U.S. Tax Court; 1972, U.S. Supreme Court; 1982, U.S. District Court, Northern District of Illinois, Trial Bar; U.S. Court of Appeals, Second, Seventh and Ninth Circuits. Education:
Arkansas A. & M. College (B.S. 1952); University of Arkansas (L.L.B., 1954). Omicron Delta Kappa. Associate Editor, Arkansas Law Review, 1951-1952. Author:
"Usury," 8 Arkansas Law Review, September 1954. Teaching Associate, Northwestern University School of Law, 1954-1955. co-author: "Defending White Collar Crimes," Practicing Law Institute 1976; "White Collar Crimes; Defense Strategies", Practicing Law Institute, 1977; "White Collar Crimes:, Practicing Law Institute, 1978; "White Collar Crimes." Practicing Law Institute, 1980. Member: Chicago Member, 1955-1978, Vice Chairman, 1967 and Chairman, 1968, Committee on Legal Education, Member, Committee on Professional Fees, 1966; Vice Chairman, 1973; 1974-1975; Chairman, 1975, Committees on: Environmental Law, 1973; Circuit Court Operations, 1976. Member 1976-1986, Vice Chairman, 1979-1980; 2981 and chairman 1980-1981, Lawyers Referral Plan Committee), Illinois State, Arkansas and American Bar Associations.

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

Compliance with Section 16 of the Exchange Act

         Section 16 of the Securities and Exchange Act of 1934 requires the Company's Directors and Executive Officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") and the NASDAQ System, initial reports of ownership and reports of changes in ownership of Common Stock. In addition these individuals are also required by SEC regulations to furnish the Company with copies of all Section 16 forms they file. To the Company's knowledge, during the fiscal year ended December 31, 1999, all Section 16 filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with.


                         [TABLE TO FOLLOW ON NEXT PAGE]

                        ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the compensation accrued by the Company for the last three fiscal years to the Company's Chief Executive Officers and to those executive officers whose compensation exceeded $100,000 in any of the last two fiscal years.

                                     SUMMARY
                               COMPENSATION TABLE

                                                                           Restricted                   LTIP
                                                          Other Annual       Stock        Options      Payouts        All Other
Name and Principal Position        Year     Salary($)     Compensation       Awards       SARS (#)      (#)         Compensation
---------------------------        ----    ----------     ------------     ----------     --------     -------      --------------
Gary A. Lockwood                    1999    85,799(2)         0                 0           0            0                0
President and                       1998   123,077(2)         0                 0           0            0                0
 Chief Operating Officer            1997   119,095(2)         0                 0           0            0                0

(President 8/96 to 12/99)

Frank Leonard Laport, Esq           1999         0(3)         0(3)              0           0           0                 0
CEO & Chairman of the Board         1998         0(3)         0(3)              0           0           0                 0
                                    1997         0(3)         0(3)              0           0           0                 0




(1)  [Intentionally Omitted]

(2) Compensation received was primarily for the management of Dental Labs. G. Lockwood did not receive compensation in an executive officer capacity during 1995. Compensation does not include (i) amounts received by Stark Enterprises, of which Mr. Lockwood is a partial owner, pursuant to the lease for the Company's lab facility in Livonia, MI, or (ii) amounts received by The Island Group, of which Mr. Lockwood is a partial owner pursuant to that certain Acquisition Promissory Note. See "Certain Relationships and Related Transactions". Mr. Lockwood resigned as an officer and director effective December 6, 1999.

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

Compensation of Outside Directors

         Each outside director of the Company receives $1,000 for each meeting attended, and directors are entitled to be reimbursed for all reasonable out-of-pocket expenses incurred in connection with their duties as directors. For the year ended December 31, 1999, outside directors' fees and expenses amounted to $0, with all directors waiving fees.

Option Grants in Last Fiscal Year

         As of March 1, 2000 options to purchase an aggregate of approximately 110,000 shares of Common Stock at exercise prices ranging from $20.00 to $4.35 had been granted and were outstanding under the Company's 1993 Incentive and Non-Statutory Stock Option Plan. The dates such options were granted range from June 3, 1993 to June 6, 1996.

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

         Effective as of June 1, 1996, the Company entered into an Amendment to Employment Agreement with Gary A. Lockwood, formerly President and COO of the Company, which provided for (i) an increase in annual salary, effective as of June 1, 1996, from $97,000 to $105,469.71 (with subsequent annual increases based on the Consumer Price Index) for Mr. Lockwood's operation of the Company's Mason Dental subsidiaries, and (ii) a salary of $12,000 per annum and options to purchase up to 10,000 shares of Company stock for Mr. Lockwood's services as President and COO of the Company (See Exhibit 10.48). Effective December 6, 1999, Mr. Lockwood resigned from all positions with the Company.

ITEM 11. SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership by Certain Beneficial Owners

         The following table sets forth the security ownership by certain beneficial owners for persons owning 5% or more of the Company's Common Stock as of March 1, 2000.

         Name and Address of                          Amount and Nature         Percent
          Beneficial Owner                         of Beneficial Ownership      of Class
          ----------------                         -----------------------      --------
         Amsterdam Equities Limited                      189,002(1)(2)             5.91%

              Bay Street
              Nassau, N.P., Bahamas

         Frank Leonard Laport                          1,101,233(1)(3)            34.45%

              7421 W. 100th Place
              Bridgeview, IL 60455
              Chairman, CEO
---------------------------------------
                                 Total                 1,290,235                  40.36%

(1) With respect to Mr. Laport, includes shares currently held by Mr. Laport's Individual Retirement Account. With respect to both Mr. Laport and Amsterdam Equities Limited, does not include shares issuable upon full conversion of Series A Stock and Convertible Debt currently held by Amsterdam Equities Limited and Mr. Laport. See "Certain Relationships and Related Transactions".

(2) Conversion of the Convertible Debt and Series A Stock presently held by Amsterdam Equities Limited, which totals approximately $3.5 Million as of this date, would result in the additional issuance to Amsterdam Equities Limited of approximately 1,800,000 shares of Company Common Stock. On a fully diluted basis and assuming full conversion, this would result in Amsterdam Equities Limited owning shares of Company Common Stock which, when added to its existing stock holdings, would be equal to approximately 40% of the Company. As of this date, the conversion of this debt into equity at the existing conversion formula would result in a conversion price per share significantly in excess of current market levels for the Company's Common Stock. Amsterdam Equities Limited has not indicated to the Company whether it intends to convert its debt to equity. See "Certain Relationships and Related Transactions".

 (3) Conversion of the Series A Stock presently held by Mr. Laport, which totals approximately $450,000 as of this date, would result in the additional issuance to Mr. Laport of approximately 150,000 shares of Company Common Stock. On a fully diluted basis, and assuming full conversion by Amsterdam Equities Limited, this would result in Mr. Laport owning shares of Common Stock which, when added to his existing stock holdings, would be equal to approximately 30% of the Company (on a fully diluted basis and assuming conversion in full by Amsterdam Equities Limited and Mr. Laport). Mr. Laport is contractually prohibited from converting his Series A Stock unless Amsterdam Equities Limited also decides to convert its Convertible Debt. See "Certain Relationships and Related Transactions".

Security Ownership by Management

         The following table sets forth as of March 1, 2000 the number of shares of Common Stock of the Company beneficially owned by each named Executive Officer and Director and by each director and officer as a group. Except as otherwise indicated all shares are owned directly.


          Name and Address of                         Amount and Nature          Percent
           Beneficial Owner                       of Beneficial Ownership        of Class
          -------------------                     ------------------------       --------
        Frank Leonard Laport                             1,101,233(1)(2)           34.45%
          7421 W. 100th Place
          Bridgeview, IL 60455
          Chairman, CEO

        George B. Collins                                        0(2)                  0%
          One North LaSalle
          Chicago, IL 60602
          Director


        Dr. Zigmund C. Porter                                    0                     0%
          3200 N. Lake Shore Drive
          Chicago, IL 60657
          Director

----------

          All officers as a group                        1,101,233(1)(2)           34.45%

(1) With respect to Mr. Laport, includes shares currently held by Mr. Laport's Individual Retirement Account. Does not include shares issuable upon full conversion of Series A Stock and Convertible Debt currently held by Amsterdam Equities Limited and Mr. Laport. See "Certain Relationships and Related Transactions".

(2) Mr. Collins currently serves as a representative of Amsterdam Equities Limited. Conversion of the Convertible Debt and Series A Stock presently held by Amsterdam Equities Limited, which totals approximately $3.5 Million as of this date, would result in the additional issuance to Amsterdam Equities Limited of approximately 1,800,000 shares of Company Common Stock. On a fully diluted basis and assuming full conversion, this would result in Amsterdam Equities Limited owning shares of Company Common Stock which, when added to its existing stock holdings, would be equal to approximately 40% of the Company. As of this date, the conversion of this debt into equity at the existing conversion formula would result in a conversion price per share significantly in excess of current market levels for the Company's Common Stock. Amsterdam Equities Limited has not indicated to the Company whether it intends to convert its debt to equity. See "Certain Relationships and Related Transactions".

     Conversion of the Series A Stock presently held by Mr. Laport, which totals approximately $450,000 as of this date, would result in the additional issuance to Mr. Laport of approximately 150,000 shares of Company Common Stock. On a fully diluted basis, and assuming full conversion by Amsterdam Equities Limited, this would result in Mr. Laport owning shares of Common Stock which, when added to his existing stock holdings, would be equal to approximately 30% of the Company (on a fully diluted basis and assuming conversion in full by Amsterdam Equities Limited and Mr. Laport). Mr. Laport is contractually prohibited from converting his Series A Stock unless Amsterdam Equities Limited also decides to convert its Convertible Debt. See "Certain Relationships and Related Transactions".

         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Financing Arrangements

11. On April 22, 1996, the Company entered into a financing arrangement pursuant to which the Company issued Convertible Debt (the Convertible Debt) to Amsterdam Equities Limited in the amount of $2,483,620 and 3,599.77 shares of Series A 11.75% Cumulative Convertible Preferred Stock (the Preferred Stock) to Amsterdam Equities Limited (195 shares), Frank Leonard Laport (1,904.77 shares), and Beverly Trust Company, as custodian for the Frank Leonard Laport Rollover Individual Retirement Account No. 75-49990 (1,500 shares) (collectively, the Investor Group). The Convertible Debt and Preferred Stock replaced indebtedness of the Company at April 22, 1996, in the amount of $1,976,700 incurred under that certain letter agreement dated December 7, 1994 (the Letter Agreement) and that certain Secured Revolving Demand Note dated January 27, 1995 (the Secured
Note). The Convertible Debt and Preferred Stock were initially to bear interest and have a coupon rate, respectively of 11.75%, plus the payment of any withholding taxes which might be due and owing with respect to any person which is a foreign entity. Payments on the Convertible Debt/Preferred Stock were interest only due in quarterly installments, which were to begin in September 1996. The Convertible Debt/Preferred Stock originally had a maturity of seven years from the date of closing, subject to acceleration in the event of default. Subsequent to September 30, 1996 the Company was unable to pay the interest only requirements of the Convertible Debt and Preferred Stock Agreements, therefore, effective October 1, 1996 interest began to accrue at the default rate of 21.75%.

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

         The Convertible Debt and Preferred Stock may be converted into the common stock of the Company, at the sole option of the Investor Group, at various conversion rates as set forth in the conversion formula contained in the Convertible Debt and Preferred Stock Agreements. If the Investor Group were to convert all outstanding Convertible Debt and Preferred Stock at the present time, and exercise the default warrants (see below), the conversion would result in the issuance to the Investor Group of a significant majority interest of the issued and outstanding shares of Company's common stock (after conversion and assuming full conversion and anti-dilution). At present, conversion pursuant to the conversion rates set forth in the Convertible Debt and Preferred Stock Agreement would result in a conversion at rates significantly in excess of the current market price for the Company's Common Stock.

         In addition, pursuant to the terms of the Financing Arrangement, the Company issued to the holders of the Convertible Debt and the Preferred Stock a series of default warrants to purchase an aggregate number of shares of common stock equivalent to fifty percent (50.0%) of the issued and outstanding Common Stock of the Company at an exercise price of $0.10 per share (subsequently reduced to $0.01 per share under the terms of the Modification Agreement). The Company has been in ongoing default under the Financing Arrangement and, accordingly, these default warrants have been capable of being exercised by the Investor Group upon payment of a minimal exercise price since January 1, 1997.

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

         At present, taking into account all accrued interest and dividends, but without taking into account any potential liability of the Company for withholding taxes, the Investor Group is owed in excess of $3,500,000 pursuant to the Convertible Debt/Preferred Stock Agreement.

2. George B. Collins, a director of the Company, holds a Power of Attorney from Amsterdam Equities Limited and generally serves as the representative of Amsterdam Equities Limited on the Board of the Company.

3. Mr. Laport, an officer and director of the Company, owns the property and the phone system located at 7421 West 100th Place, Bridgeview, IL and leases a portion of such space and phone system to the Company. The Leases between the Company and Mr. Laport are on a month-to-month basis and provide for aggregate monthly payments from the Company to Mr. Laport of approximately $2,000. In addition, the Company is responsible for a pro-rata portion of the expenses associated with the property, including real estate taxes, utilities, etc. This lease was entered into subsequent to Mr. Laport becoming an officer and director.

4. Mr. Lockwood, formerly an officer and director of the Company, is a part owner of Stark Enterprises, which owns the property located at 12752 Stark Road in Livonia, MI. The Company leases such property from Stark Enterprises. Pursuant to such lease, which expires in 2002, the Company pays monthly payments of $13,901 to Stark Enterprises. In addition, Mr. Lockwood also has a partial ownership interest in The Island Group. In connection with the Company's initial acquisition of its Mason Dental lab facility, the Company issued a promissory note to The Island Group, which such Note requires monthly payments of $21,000 and runs through 2005. Effective December 6, 1999, Mr. Lockwood resigned as an officer and director of the Company.

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


                                    PART IV

         ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:


Consolidated Balance Sheets as of December 31, 1998 and 1999

Consolidated Statements of Operations for the years ended December 31, 1998 and 1999

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998 and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1999

Notes to Consolidated Financial Statements

ALL 1999 FINANCIAL STATEMENTS HAVE BEEN PREPARED WITHOUT AUDIT AND ARE SUBJECT TO MODIFICATION.

1998 Auditors Report and Notes attached for reference.

                     PRINCETON DENTAL MANAGEMENT CORPORATION
                             (DEBTOR-IN-POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 1999 AND DECEMBER 31, 1998


                                                 December 31, 1999   December 31, 1998
                                                    (Unaudited)
                                                 -----------------   -----------------
                              ASSETS

Current Assets:

     Cash and Cash Equivalents                        $  724,692       $   188,724
     Accounts Receivable, net of allowances
       for doubtful accounts of $127,238 and
       $129,000 respectively                             827,909           821,190
     Current portion of loan receivable - affiliate       64,792           163,336
     Inventories                                         122,928           100,048
     Other Current Assets                                 48,690            73,373
                                                     -----------       -----------

Total Current Assets                                   1,789,011         1,346,671
                                                     -----------       -----------

Property and equipment, net                              392,300           550,976

Goodwill, net of accumulated amortization of
  $3,004,501 and $2,543,041, respectively              4,619,432         5,080,892
Other Assets, net                                        299,713           377,804
                                                     -----------       -----------
Total Other Assets                                     5,311,445         6,009,672
                                                     -----------       -----------
Total Assets                                         $ 7,100,456       $ 7,356,343
                                                     ===========       ===========

                     PRINCETON DENTAL MANAGEMENT CORPORATION
                             (DEBTOR-IN-POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 1999 AND DECEMBER 31, 1998


                                                                           December 31, 1999   December 31, 1998
                                                                              (Unaudited)
                                                                           -----------------   -----------------
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Liabilities not Subject to Compromise
       Accounts Payable                                                         $    341,622    $    976,901
       Accrued salaries and wages                                                    554,309         297,618
       Other accrued expenses                                                      2,601,892       1,822,712
       Notes Payable                                                                       0         130,591
       Current portion of capital lease obligations                                    5,743          17,345
       Current portion of long-term debt                                                   0         500,947
       Convertible secured debt                                                    2,133,428       2,133,428

Total Current Liabilities                                                          5,636,994       5,879,542
                                                                                ------------    ------------

     Liabilities Subject to Compromise                                             2,750,762       1,592,928
                                                                                ------------    ------------

Total Liabilities                                                                  8,387,756       7,472,470
                                                                                ------------    ------------
Shareholders Equity:
     Series A 11.75% Cumulative Convertible
       Preferred Stock par value $1.00
       per share; 1,000,000 shares authorized;
       5,000 shares issued and outstanding                                             5,000           2,848
     Series B Preferred Stock, par value $1.00
       per share; 100 shares authorized; 100 shares
       issued and outstanding                                                            100             100
     Common stock, par value $0.0001 per share;
       25,000,000 shares authorized; 3,196,448
       issued and outstanding                                                            320             320
     Less: 8,462 shares Common Stock held
       in treasury, at cost                                                         (181,771)       (181,771)

Additional Paid-in Capital                                                        15,403,623      15,403,623
Accumulated Deficit                                                              (16,514,572)    (15,341,247)
                                                                                ------------    ------------

Net Shareholders' Equity                                                          (1,287,300)       (116,127)
                                                                                ------------    ------------

Total Liabilities and Shareholders' Equity                                      $  7,100,456    $  7,356,343
                                                                                ============    ============

                    PRINCETON DENTAL MANAGEMENT CORPORATION
                             (DEBTOR-IN-POSSESSION)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                      For the years ended
                                                           December 31
                                                  ----------------------------
                                                      1999            1998
                                                  ------------    ------------
Revenue:
    Practice Revenue                              $  7,499,010    $  7,715,627
    Laboratory Revenue                               4,957,449       4,350,500
                                                  ------------    ------------
Total Revenue                                       12,456,459      12,066,127
                                                  ------------    ------------
Expenses:
    Practice compensation and Benefits               6,737,866       6,095,367
    Other Practice Expense                           1,802,891       1,740,066
    Cost of Laboratory Revenue & Expenses            2,772,462       3,176,887
    General Corporate Expenses                         618,678         853,171
    Depreciation and Amortization                      744,628         833,275
                                                  ------------    ------------
Total Operating Expenses                            12,676,525      12,698,766
                                                  ------------    ------------
Operating Gain/(Loss)                                 (220,066)       (632,639)
                                                  ------------    ------------
Other Income (Expense):
    Gain from sale of practices & laboratory                 0        (123,900)
    Interest Expense                                  (961,762)       (880,145)
    Other Income                                         8,503          18,208
                                                  ------------    ------------
Total Other Income (Expense)                          (953,259)       (985,837)
                                                  ------------    ------------
Earnings Before Reorganization Items and Income
    Tax Benefit                                   $ (1,173,325)   $ (1,618,476)
                                                  ============    ============

Basic and Diluted Net Loss Per Share              $      (0.37)   $      (0.72)
                                                  ============    ============

Basic and Diluted Weighted Average Number
   of Shares Outstanding                             3,196,448       2,258,046

                     PRINCETON DENTAL MANAGEMENT CORPORATION
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)


                                                              1999           1998
                                                          -----------     ----------
Net Loss                                                  $(1,173,325)   $(1,618,476)
                                                          -----------    -----------
Cash Provided by (Used for) Operating Activities:
     Depreciation and Amortization                            744,628        833,275
     Provision for Bad Debts                                   (1,762)       (60,495)
     Default warrants issued and exercised below market             0        123,900
     Changes in Operating Assets and Liabilities:
         Accounts Receivable                                   (4,957)       161,688
         Inventories                                          (22,880)         7,903
         Other Current Assets                                  24,683         16,140
         Accounts Payable                                     244,061         53,907
         Accrued Expenses                                   1,035,871        932,222
                                                          -----------    -----------
Net Cash Provided by (Used for) Operating Activities          846,319        450,064
                                                          -----------    -----------
Cash Provided by (Used for) Investing Activities:
     Other Assets                                              78,091        (13,685)
     Proceeds from notes receivable                            98,544        185,301
     Purchase of property and equipment - Net                (124,492)       (88,389)
                                                          -----------    -----------
Net Cash Provided by (Used for) Investing Activities           52,143         83,227
                                                          -----------    -----------
Cash Provided by (Used for) Financing Activities:
     Principal payments on capital lease obligations          (12,845)       (18,849)
     Proceeds from issuance of common stock                     2,152        171,475
     Principal payments on long term debt and
      notes payable to shareholders                          (351,801)      (473,988)
                                                          -----------    -----------
Net Cash Provided by (Used for) Financing Activities         (362,494)      (321,362)
                                                          -----------    -----------
Increase in Cash and Cash Equivalents                         535,968        211,929
Cash and cash equivalents, beginning of year                  188,724        (23,205)
                                                          -----------    -----------
Cash and cash equivalents, end of year                    $   724,692    $   188,724
                                                          ===========    ===========

                     PRINCETON DENTAL MANAGEMENT CORPORATION
                             (DEBTOR-IN-POSSESSION)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)


                                     Series A 11.75%
                                 Cumulative Convertible        Series B
                                    Preferred Stock         Preferred Stock    Common Stock
                                 ----------------------     --------------- -----------------
                                   Shares     Amount        Shares   Amount   Shares   Amount
                                 ---------  -----------     ------  ------- ---------  ------
Balance at December 31, 1997        2,848     $ 2,848       100     $100    2,024,465    $202

Issuance of common stock of
106,500 shares at $1.08-$1.98
per share                                                                     106,500      11

Issuance of common stock of
1,065,483 shares, upon
conversion of default warrants                                              1,065,483     107

Net loss
                                    -----     -------       ---     ----    ---------    ----

Balances at December 31, 1998       2,848       2,848       100      100    3,196,448    $320

Issuance of common stock            2,152       2,152

Net loss
                                    -----     -------       ---     ----    ---------    ----

Balances at December 31, 1999       5,000     $ 5,000       100      100    3,196,448     320
                                    =====     =======       ===     ====    =========    ====


                                                          Additional                             Net
                                           Treasury        Paid-in      Accumulated         Shareholders'
                                             Stock         Capital        Deficit          Equity (Deficit)
                                           ----------     -----------   -------------      ---------------
Balance at December 31, 1997               $ (181,771)    $15,108,366   $ (13,722,771)      $  1,206,974

Issuance of common stock of
106,500 shares at $1.08-$1.98
per share                                                     130,215                            130,226

Issuance of common stock of
1,065,483 shares, upon
conversion of default warrants                                165,042                            165,149

Net loss                                                                   (1,618,476)        (1,618,476)
                                           ----------     -----------   -------------       ------------

Balances at December 31, 1998                (181,771)     15,403,623     (15,341,247)          (116,127)

Issuance of common stock

Net loss                                                                   (1,173,325)        (1,173,325)
                                           ----------     -----------   -------------       ------------

Balances at December 31, 1999              $ (181,771)    $15,403,623   $ (16,514,572)      $ (1,289,452)
                                           ==========     ===========   =============       ============

Note 1 - SIGNIFICANT ACCOUNTING POLICIES

         Except as noted, the accounting policies followed by Princeton Dental Management Corporation (the Company) for its 1999 annual financial reporting purposes are the same as those disclosed in the Company's audited 1998 annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the information presented.

         The 1999 annual condensed consolidated financial statements herein have been prepared by the Company without audit. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Although the Company's management believes the disclosures are adequate to make the information not misleading, it is suggested that these 1999 annual condensed financial statements be read in conjunction with the 1998 audited annual financial statements and footnotes thereto.

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

Note 2 - SUBSEQUENT EVENTS/REORGANIZATION

         During 1999, the Company, along with all of its operating subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. These voluntary petitions were filed on October 1, 1999 in the United States Bankruptcy Court of the Middle District of Florida, Tampa Division (Case No. 99-16012-8C1) and were subsequently consolidated per the order of the Bankruptcy Court.

         The Company has been unable for an extended period to make the required payments of interest or principal on a significant portion of its secured and unsecured debt. The Company has also been unable to make payments on significant amounts of outstanding trade debt and was faced with multiple lawsuits with respect to this failure to make required payments. After a period of negotiation, the Company was unable to reach out-of-court settlements with its various lenders and trade creditors. Accordingly, bankruptcy petitions were filed in order to obtain an opportunity to reorganize and begin implementing the Company's strategies while working to restructure its indebtedness. The Company expects to reorganize its affairs under the protection of Chapter 11 and to propose a Chapter 11 plan of reorganization for itself and the other filing subsidiaries which will be confirmed.

Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and certain other contractual obligations may not be enforced against the Company. In addition, the Company may reject executory contracts and lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. If the Company is able to successfully reorganize, substantially all unsecured liabilities as of the petition date would be subject to settlement under a plan of reorganization to be voted upon by all impaired classes of creditors and equity security holders and approved by the Bankruptcy Court.

As a result of the Chapter 11 filings, absent approval of the Bankruptcy Court, the Company is prohibited from paying, and creditors are prohibited from attempting to collect, claims or debts arising pre-petition. The consummation of a plan of reorganization is the principal objective of the Company's Chapter 11 case. A plan of reorganization sets forth the means of satisfying claims and interests in the Company and its subsidiaries, including liabilities subject to compromise. The consummation of a plan of reorganization for the Company and its subsidiaries will require the requisite vote of the impaired creditors and stockholders under the Bankruptcy Code and confirmation of the plan by the Bankruptcy Court.

The Company expects to reorganize its affairs under the protection of Chapter 11 and to propose a Chapter 11 plan of reorganization and the Bankruptcy Court has granted the Company an extension of time with respect to its exclusive right to file a plan of reorganization. Although management expects to file a plan of reorganization within a timely fashion which would contemplate emergence from bankruptcy, there can be no assurance at this time that a plan of reorganization will be proposed by the Company or approved or confirmed by the Bankruptcy Court, or that such a plan will be consummated. After the expiration of the exclusivity period, creditors of the Company have the right to propose alternative plans of reorganization. In addition, the U.S. Trustee has filed a Motion to dismiss or convert the Company's Chapter 11 case to a case under Chapter 7 of Title 11 of the United States Bankruptcy Code. While the Bankruptcy Court has not yet ruled on such Motion, there can be no assurance that such Motion will not be approved. Any plan of reorganization, among other things, is likely to result in material dilution or elimination of the equity of the existing shareholders, as a result of the issuance of equity to creditors or new investors.

The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filing and circumstances relating to this event, including the Company's leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, a plan to reorganize could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations and the ability to generate sufficient cash from operations and financing operations to meet obligations.

In connection with the reorganization, the Company may, in the future, adopt Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. This statement provides guidance on financial reporting for entities that have filed petitions with the Bankruptcy Court and expect to reorganize as going concerns under Chapter 11 of Title 11 of the United States Code. At present the Company has not adopted such Statement of Position 90-7.

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

         The Convertible Debt and Preferred Stock may be converted into the common stock of the Company, at the sole option of the Investor Group, at various conversion rates as set forth in the conversion formula contained in the Convertible Debt and Preferred Stock Agreements. If the Investor Group were to convert all outstanding Convertible Debt and Preferred Stock at the present time, and exercise the default warrants (see below), the conversion would result in the issuance to the Investor Group of a significant majority interest of the issued and outstanding shares of Company's common stock (after conversion and assuming full conversion and anti-dilution). At present, conversion pursuant to the conversion rates set forth in the Convertible Debt and Preferred Stock Agreement would result in a conversion at rates significantly in excess of the current market price for the Company's Common Stock.

         In addition, pursuant to the terms of the Financing Arrangement, the Company issued to the holders of the Convertible Debt and the Preferred Stock a series of default warrants to purchase an aggregate number of shares of common stock equivalent to fifty percent (50.0%) of the issued and outstanding Common Stock of the Company at an exercise price of $0.10 per share (subsequently reduced to $0.01 per share under the terms of the Modification Agreement). The Company has been in ongoing default under the Financing Arrangement and, accordingly, these default warrants have been capable of being exercised by the Investor Group upon payment of a minimal exercise price since January 1, 1997.

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

         At present, taking into account all accrued interest and dividends, but without taking into account any potential liability of the Company for withholding taxes, the Investor Group is owed in excess of $3,500,000 pursuant to the Convertible Debt/Preferred Stock Agreement.

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


March 4, 1999
Clearwater, Florida

                    PRINCETON DENTAL MANAGEMENT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

December 31,                                                 1998         1997
-----------                                               ----------   ----------
                                     ASSETS
Current assets:
    Cash and cash equivalents                             $  188,724       46,644
    Accounts receivable, net of allowances for doubtful
      accounts of $129,000 and $189,000, respectively        821,190      922,383
    Current portion of loans receivable                      163,336      298,637
    Inventories                                              100,048      107,951
    Other current assets                                      73,373       89,513
                                                          ----------    ---------
                   Total current assets                    1,346,671    1,465,128

Property and equipment, net                                  550,976      756,579
Goodwill, net of accumulated amortization of $2,543,042
    and $2,081,576, respectively                           5,080,892    5,542,358
Loans receivable                                                --         50,000
Other assets, net                                            377,804      441,936
                                                          ----------    ---------
                                                          $7,356,343    8,256,001
                                                          ==========    =========

December 31,                                                                1998           1997
-----------                                                             -----------      ---------
                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Bank debit balances                                                 $      --            69,849
    Notes payable                                                           130,591         130,591
    Current portion of capital lease obligations                             17,345          18,849
    Current portion of long-term debt                                       500,947         779,184
    Convertible secured debt                                              2,133,428       2,133,428
    Accounts payable                                                        976,901         922,994
    Accrued salaries and wages                                              297,618         476,178
    Other accrued expenses                                                1,822,712         711,930
                                                                        -----------     -----------

                   Total current liabilities                              5,879,542       5,243,003

Long-term debt, excluding current portion                                 1,591,685       1,787,436
Capital lease obligations, excluding current portion                          1,243          18,588
                                                                        -----------     -----------

                   Total liabilities                                      7,472,470       7,049,027
                                                                        -----------     -----------
Shareholders' equity (deficit):
    Series A 11.75% Cumulative Convertible Preferred Stock
      par value $1.00 per share; authorized shares - 1,000,000;
      issued and outstanding - 2,848 at December 31, 1998
      and 1997                                                                2,848           2,848
    Series B Preferred stock, par value $1.00 per share;
      authorized shares - 100; issued and outstanding - 100
      at December 31, 1998 and 1997                                             100             100
    Common stock, par value $0.0001 per share; authorized
      shares - 25,000,000; issued and outstanding - 3,196,448
      and 2,024,465 at December 31, 1998 and 1997                               320             202
    Less: 8,452 shares Common stock held in treasury, at cost
      at December 31, 1998 and 1997                                        (181,771)       (181,771)
    Additional paid-in capital                                           15,403,623      15,108,366
    Accumulated deficit                                                 (15,341,247)    (13,722,771)
                                                                        -----------     -----------
                   Net shareholders' equity (deficit)                      (116,127)      1,206,974
                                                                        -----------     -----------

                                                                        $ 7,356,343       8,256,001
                                                                        ===========     ===========

See accompanying notes to consolidated financial statements.

                     PRINCETON DENTAL MANAGEMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,                                     1998            1997
-----------------------                                  ------------      ----------
Revenue:
    Practice revenue                                     $  7,715,627       9,604,047
    Laboratory revenue                                      4,350,500       4,191,745
                                                         ------------      ----------
                    Total revenue                          12,066,127      13,795,792
                                                         ------------      ----------

Expenses:
    Practice compensation and benefits                      6,095,367       7,166,391
    Other practice expenses                                 1,740,066       1,895,492
    Cost of laboratory revenue and laboratory expenses      3,176,887       3,389,324
    General corporate expenses                                853,171         548,917
    Depreciation and amortization                             833,275         881,845
                                                         ------------      ----------
                    Total operating expenses               12,698,766      13,881,969
                                                         ------------      ----------
Operating loss                                               (632,639)        (86,177)
Gain on sale of practices/lab                                    --           282,590
Loss on disposal of property and equipment                       --            (7,896)
Interest expense                                             (880,145)       (236,391)
Default warrants redemption                                  (123,900)           --
Other income                                                   18,208          56,293
                                                         ------------      ----------
                    Net income (loss)                    $ (1,618,476)          8,419
                                                         ============      ==========

Basic net income (loss) per share of common stock                (.72)           --
Basic weighted common shares outstanding                    2,258,046       2,024,465
                                                         ============      ==========
Diluted net income (loss) per share of common stock              (.72)           --
Diluted weighted common shares outstanding                  2,258,046       3,019,483
                                                         ============      ==========

See accompanying notes to consolidated financial statements.

                     PRINCETON DENTAL MANAGEMENT CORPORATION

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                             Series A 11.75%
                                         Cumulative Convertible       Series B
                                            Preferred Stock        Preferred Stock    Common Stock
                                         ----------------------    ---------------  -----------------
                                          Shares      Amount       Shares  Amount    Shares    Amount
                                         --------  ------------    ------  -------  --------- -------
Balances at December 31, 1996              2,848   $ 2,848         100     $100    2,024,465    $202

Issuance of common stock of
 53,381 shares held in treasury
 upon conversion of convertible debt         --        --            --      --         --         --

Net income                                   --        --            --      --         --         --
                                            -----   -------         ---     ----    ---------    ----

Balances at December 31, 1997               2,848     2,848         100      100    2,024,465     202

Issuance of common stock of 106,500
 shares of $1.08 - $1.98 per share           --        --            --      --       106,500      11

Issuance of common stock of 1,065,483
 shares, upon conversion of default
 warrants                                    --        --            --      --     1,065,483     107
Net loss                                     --        --            --      --         --         --
                                            -----   -------         ---     ----    ---------    ----

Balances at December 31, 1998               2,848   $ 2,848         100     $100    3,196,448    $320
                                            =====   =======         ===     ====    =========    ====


                                                           Additional                             Net
                                            Treasury        Paid-in      Accumulated         Shareholders'
                                             Stock          Capital        Deficit         Equity (Deficit)
                                           ----------     -----------   -------------      ---------------
Balances at December 31, 1996               (331,771)     15,108,366     (13,731,190)         1,048,555


Issuance of common stock of
 53,381 shares, held in treasury
 upon conversion of convertible debt          150,000           --              --               150,000

Net income                                      --              --              8,419              8,419
                                           ----------     -----------   -------------       ------------

Balances at December 31, 1997                (181,771)     15,108,366     (13,722,771)         1,206,974

Issuance of common stock of
 106,500 shares at $1.08 - $1.98 per share      --            130,215           --               130,226

Issuance of common stock of 1,065,483
 shares, upon conversion of default
 warrants                                       --            165,042           --               165,149
Net loss                                        --              --         (1,618,476)        (1,618,476)
                                           ----------     -----------   -------------       ------------

Balances at December 31, 1998                (181,771)     15,403,623     (15,341,247)          (116,127)
                                           ==========     ===========   =============       ============


See accompanying notes to consolidated financial statements.

                    PRINCETON DENTAL MANAGEMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


YEARS ENDED DECEMBER 31,                                                  1998            1997
-----------------------                                               -----------        -------
Operating activities:
     Net income (loss)                                                $(1,618,476)         8,419
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
              Depreciation and amortization                               833,275        881,845
              Loss on disposal of property and equipment                     --            7,896
              Provision for bad debts                                     (60,495)      (108,298)
              Default warrants issued and exercised below
                market                                                    123,900           --
              Gain on sale of practices/lab                                  --         (282,590)
              Changes in operating assets and liabilities:
                   Accounts receivable                                    161,688         95,802
                   Inventories                                              7,903        (12,605)
                   Other current assets                                    16,140          6,334
                   Accounts payable                                        53,907       (443,661)
                   Accrued expenses                                       932,222       (180,944)
                                                                      -----------        -------
                         Net cash provided (used) by
                           operating activities                           450,064        (27,802)
                                                                      -----------        -------

Investing activities:
     Purchase of property and equipment                                   (88,389)      (145,971)
     Proceeds from notes receivable                                       185,301        108,551
     Proceeds from sale of equipment                                         --            2,528
     Other assets                                                         (13,685)        12,093
     Proceeds from sale of practices/lab                                     --          668,461
                                                                      -----------        -------
                         Net cash provided by investing activities         83,227        645,662
                                                                      -----------        -------

Financing activities:
     Proceeds from issuance of common stock                               171,475           --
     Proceeds from issuance of convertible secured debt                      --           17,504
     Principal payments on notes payable                                     --         (118,409)
     Principal payments on long-term debt                                (473,988)      (578,847)
     Principal payments on note payable to shareholders                      --         (122,948)
     Principal payments on capital lease obligations                      (18,849)       (23,600)
                                                                      -----------        -------
                         Net cash used in financing activities           (321,362)      (826,300)
                                                                      -----------        -------
Increase (decrease) in cash and bank debit balances                       211,929       (208,440)
Cash and bank debit balances at beginning of period                       (23,205)       185,235
                                                                      -----------        -------
Cash and bank debit balances at end of period                         $   188,724        (23,205)
                                                                      ===========        =======


                                                                     (continued)

                    PRINCETON DENTAL MANAGEMENT CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

YEARS ENDED DECEMBER 31,                                                          1998     1997
-----------------------                                                           ----     ----
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

                                                                     (continued)

                     PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2)  LOANS RECEIVABLE

     The majority of loans receivable have resulted from the sale of various practices/lab during 1997 (Note 11).

(3)  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31:

                                                1998           1997
                                         -----------     ----------
     Dental equipment                    $   852,895     $  817,826
     Laboratory and delivery equipment       349,611        266,951
     Office furniture and equipment          208,465        247,142
     Computer equipment and software         313,371        306,361
     Leasehold improvements                  238,759        236,591
                                         -----------     ----------
                                           1,963,101      1,874,871

     Less accumulated depreciation
        and amortization                  (1,412,125)    (1,118,292)
                                         -----------     ----------

                                         $   550,976     $  756,579
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


                                                                     (continued)

                    PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)  LONG-TERM DEBT

     Long-term debt as of December 31 consists of the following:                           1998             1997
                                                                                        ----------       ----------
     Note payable to shareholders, issued in connection with the acquisition of
     Mason. Payments may be contractually restricted based on Mason's average monthly cash flow before intercompany transactions as defined in the purchase agreement. If restricted, principal and interest payments may be made in common stock of the Company. Beginning January, 1997, the Company began making monthly installments of $21,610 with interest at 8% through
     March 2006. Effective July, 1997, interest was waived through June, 1998.
     The monthly principal installments approximate $10,300 during this period.
     This waiver reduced the effective interest rate over the remaining life of the loan. During 1997, $150,000 of this note was converted to common stock,
     previously held in treasury.                                                       $1,290,223       $1,416,572

     Note payable to shareholder in monthly installments of $12,133, including interest at 8% through January 1, 1998, with remaining principal due
     January 1, 1998, secured by stock of American Dental Health - Battle Creek,
     P.C. Effective August 1998, the note was renegotiated to include monthly
     installments of $15,000, including interest at 9% through October 2000.               305,601          430,300

     Notes payable to individual investors, unsecured, bearing interest at rates ranging from 8% to 10%, requiring various quarterly installments ranging from $320 to $1,280, including interest, through October 1997. Balance of
     $20,000, payable in equal quarterly installments of $5,000, including
     interest at 12% through December 1998. Repaid in 1998.                                  --              20,000

     Notes payable to seller of laboratory assets of Mason in monthly installments of $5,000 including interest at 9% ($25,000 payable October,
     1998) through September, 1999. Balloon payment of approximately $30,000 due
     October, 1999.                                                                         71,243          140,867

     Note payable to shareholders in monthly installments of $12,102 including interest at 7.48% through June 30, 2002, secured by all assets transferred in connection with the acquisition of The Dental Team and the stock of
     The Florida Dental Team P.A.                                                          419,659          539,703


                                                                     (continued)

                    PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  LONG-TERM DEBT - CONTINUED

                                                                                          1998         1997
                                                                                       ----------   ----------
     Notes payable to various sellers of dental laboratory assets bearing interest at rates ranging from 7% to 8%, payable in monthly installments
     totaling $269, including interest through April, 1998. Repaid in 1998.            $     --     $    1,062

     Notes payable to financial institutions, secured by delivery equipment, bearing interest ranging from 7.9% to 11.75%, payable in monthly installments totaling $1,109, including interest through February, 1999;
     $706 through June, 1999 and $304 through November, 1999.                               5,906       18,116
                                                                                       ----------   ----------
                                                                                        2,092,632    2,566,620

     Current portion of long-term debt                                                   (500,947)    (779,184)
                                                                                       ----------   ----------

     Long-term debt, excluding current portion                                         $1,591,685   $1,787,436
                                                                                       ==========   ==========

     Substantially all long-term debt is secured by the assets of the Company, its subsidiaries, life insurance policies or various other assets.

     Scheduled maturities of long-term debt for the years subsequent to December 31, 1998 are as follows: 1999 - $500,947; 2000 - $421,499; 2001 - $277,999;
     2002 - $221,299; 2003 - $188,240 and thereafter - $482,648.



                                                                     (continued)

                    PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)  CAPITAL LEASE OBLIGATIONS

     The Company is obligated under various lease agreements for certain office equipment. These leases are noncancelable and require monthly payments through April 2000. Following is a schedule of future minimum lease payments under capital leases:


        Year Ended December 31,
        -----------------------
              1999                                                      $19,033
              2000                                                        1,343
                                                                        -------
              Total minimum lease payments                               20,376

              Less amount representing interest                          (1,788)

              Present value of net minimum lease payments                18,588

              Less current portion of capital lease obligations         (17,345)

              Capital lease obligations, excluding current portion      $ 1,243
                                                                        =======


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

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123). Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation and other cost for the Company's stock option plan for employees or directors or issued warrants been determined based on the fair value at the grant date or issuance for awards in 1996, consistent with the provisions of SFAS 123, the impact on net loss would have been immaterial.

     Information regarding the employee option plan for 1998 and 1997 is as follows:

     Summary of the Status of the Company's Stock Options and Warrants

                                                     1998                           1997
                                        ---------------------------  ---------------------------
                                                   Weighted Average             Weighted Average
                                          Shares    Exercise Price     Shares    Exercise Price
                                        ---------  ----------------  ---------  ----------------
Outstanding at the beginning
  of the year                            140,000       $5.90           140,000       $5.90
Granted (exercise price equals
 market)                                 250,000        2.00              --          --
Exercised                                   --          --                --          --
Forfeited                                 77,600        5.00              --          --
                                         -------       -----           -------       -----
Outstanding at year end                  312,400       $3.00           140,000       $5.90
                                         =======       =====           =======       =====
  Options and warrants
   exercisable at year end               291,600                       103,400
                                         =======                       =======
  Weighted average fair value of
   options granted and warrants
   issued during the year                  $2.00                           N/A


                                                                     (continued)

                     PRINCETON DENTAL MANAGEMENT CORPORATION

                   Notes to Consolidated Financial Statements



Summary of Company Stock Options and Warrants Prices


                      Options and
                  Warrants Exercisable                           Options and Warrants Outstanding
                  --------------------          -----------------------------------------------------------------
                                                Weighted average
                   Range of    Number              remaining                               Number
                   exercise  Outstanding          contractual        Weighted average    exercisable    Exercise
                     price     12/31/98          life (years)         exercise price       12/31/98       price
                  ---------  -----------        ----------------     ----------------    -----------    ---------
                  $ 20.00          4,000                4.07           $20.00               4,000         $20.00
                    13.15          6,000                 .32            13.15               6,000          13.15
                     5.95         32,400                 .32             5.95              21,600           5.95
                     4.35         20,000                4.07             4.35              10,000           4.35
                     2.00        250,000                 .11             2.00             250,000           2.00
                  -------        -------                ----           ------             -------          -----
                  $ 2.00-
                    20.00        312,400                 .44           $ 3.00             291,600          $2.85
                  =======        =======                ====           ======             =======          =====

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

                     PRINCETON DENTAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)  INCOME TAXES - CONTINUED

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:


                                                         1998           1997
                                                     -----------    -----------
     Deferred tax assets:
       Net operating loss carryforwards              $ 2,800,000    $ 2,533,000
       Allowance for doubtful accounts                     50,00         74,000
       Other                                              30,000         20,000
                                                     -----------    -----------
           Total deferred tax assets                   2,880,000      2,627,000

       Valuation allowance for deferred tax assets    (2,880,000)    (2,627,000)
                                                     -----------    -----------

           Net deferred tax assets                   $     --       $     --
                                                     ===========    ===========



(9)  NET INCOME (LOSS) PER SHARE OF COMMON STOCK

     The following table represents the computation of basic and diluted net income (loss) per share of common stock as required by SFAS No. 128.


                                                December 31,    December 31,
                                                   1998            1997
                                                -----------     -----------
     Net income (loss)                          $(1,618,476)     $   8,419
     Preferred dividends                               --             --
                                                -----------      ---------
     Net income applicable to common
      share owners                              $(1,618,476)         8,419
                                                ===========      =========
     Basic weighted common shares outstanding     2,258,046      2,024,465
                                                -----------      ---------
       Net income (loss) per common share              (.72)          --
                                                ===========      =========

     Effect of dilutive securities:
        Warrants                                $      --          995,018
        Dilutive weighted common shares
          outstanding                             2,258,046      3,019,483
                                                -----------      ---------

        Dilutive net income (loss) per common
          share                                 $      (.72)     $    --
                                                ===========      =========

                                                                     (continued)

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

(11) BUSINESS ACQUISITIONS/SALES

     During 1997, the Company sold three dental practices and a laboratory for approximately $668,000 in cash, $436,000 in loans receivable (Note 2) and the buyers' assumption of certain debt and other liabilities of $674,000. The Company recognized a gain on sale of these practices/lab of approximately $283,000. Combined sales of these entities for their last complete fiscal year (1996) was approximately $4,000,000.

(12) LITIGATION

     The Company is involved in a number of legal proceedings related to malpractice, workers' compensation, general employment and contract disputes all in various stages of proceedings. In the opinion of management the amount of the ultimate liability with respect to those actions will not materially affect the Company's financial position or results of operations.

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

(a)(2) Exhibits:

The following documents are filed as exhibits to this Report:

2.1 Agreement and Plan of Reorganization between the Registrant and Dental Laser Center of the Palm Beaches, Inc., The Dental Team of Boca Raton, Inc., The Dental Team of Boynton Beach, Inc., The Dental Team of Coral Springs, Inc., The Dental Team of Deerfield Beach, Inc., The Dental Team of Delray Beach, Inc., The Dental Team of Pompano Beach, Inc., Palm Beach Dental Service, Inc., PBD Supply, Inc., and Pompano Square Dental Lab, Inc. (incorporated by reference to Exhibit
2.1 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1993 (Registration Number 33-43298-A) filed with the Commission on April 14, 1994).

2.2 Share Acquisition and Merger Agreement between Registrant and C.D. Nunnelley, D.D.S. & Associates (incorporated by reference to the Exhibit to the Company's Form 8-K filed with the Commission on March 15, 1994).

2.3 Agreement and Plan of Reorganization between the Registrant and Mason Dental, Inc. (incorporated by reference to the Exhibit to the Registrants Registration Statement on Form S-4 (Registration No. 33-69406) filed with the Commission on September 27, 1993).

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

9.1 Voting Trust Agreement between the Registrant and Jerry I. Bratman, D.D.S., Judith K. Bratman, Theodore M. Strauss, D.D.S., Madelyn Strauss, and Richard J. Staller, D.D.S. (incorporated by reference to Exhibit 9.1 to the

Registrant's Form 10-KSB for the fiscal year ended December 31, 1993 (Registration Number 33-43298-A) filed with the Commission on April 14, 1994.)

10.1 Registrant's Stock Option Plan, as amended (incorporated by reference to the exhibit of the same number to the Registration Statement on Form SB-2 (Registration No. 33-57698) filed with the Commission on February 1, 1993).

10.2 Letter Agreement dated December 7, 1994 between an investment group and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's
Form 10-QSB/A (Amendment No. 1) (Registration No. 33-43298-A) filed with the Commission on December 20,1994).

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

10.11 Sublicense Agreement and Consent between Princeton Management and Amdent, P.C. (Ypsilanti, MI) (incorporated by reference to the Exhibit of the same number to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-57698) filed with the Commission on February 1, 1993).

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

10.24 Allonge and Amendment to Acquisition Promissory Note dated April 10, 1995 between Mason Dental, Inc. and the Registrant (incorporated by reference to the Exhibit to the Registrants Form 10-KSB for the fiscal year ended December 31, 1994 (Registration Number 33-43298-A) filed with the Commission on April 14, 1995.)

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

10.27 Security Agreement between Princeton Medical Management Southeast, Inc. and Jerry I. Bratman, D.D.S., Theodore M. Strauss, D.D.S., and Richard J. Staller, D.D.S. (incorporated by reference to Exhibit 10.33 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1993 (Registration Number 33-43298-A) filed with the Commission on April 14, 1994).

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

10.30 Allonge and Amendment to Secured Revolving Demand Note, dated April 15, 1995, between the Investment Group and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Form 1O-QSB/A for the quarterly period ended March 31, 1995 (Registration No. 0-20222) filed with the Commission on May 30,
1995).

10.31 Amendment to Letter Agreement, dated May 22, 1995, between the Investor Group and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-QSB/A for the quarterly period ended March 31, 1995 (Registration No. 0-20222) filed with the Commission on May 30, 1995).

10.32 Allonge and Amendment to Secured Revolving Demand Note, dated June 23, 1995, between the Investor Group and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1996 (Registration No. 0-20222) filed with the Commission on June 12,
1996).

10.33 Allonge and Amendment to Secured Revolving Demand Note, dated August 24, 1995, between the Investor Group and the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1996 (Registration No. 0-20222) filed with the Commission on June 12,
1996).

10.34 Amendment to Letter Agreement, dated August 24, 1995, between the Investor Group and the Registrant (incorporated by reference to Exhibit 10.7 to the Registrant's Form 1O-QSB for the quarterly period ended March 31, 1996 (Registration No. 0-20222) filed with the Commission on June 12, 1996).

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

10.45 Convertible Debt Agreement by and between the Company and Amsterdam Equities Limited, dated April 22, 1996 (incorporated by reference to the exhibit to the Registrant's Form 10-QSB filed with the Commission on September 23,
1996).

10.46 Letter of Agreement dated July 15, 1996 and effective August 9, 1996, by and between the Company, Dr. Charles R. Mitchell, Stratum Management Inc., John
H. Hagan, Dr. Seymour Kessler, Amsterdam Equities Limited, Frank Leonard Laport, and Beverly Trust Company (incorporated by reference to the exhibit to the Registrant's Form 10-QSB filed with the Commission on September 23,1996).

10.47 Settlement Agreement dated as of September 26, 1996, and effective as of the date of filing, by and between the Gingle Group, the Investor Group and the Company. (Incorporated by reference to Exhibit 10.47 to the Registrant's
Form 10-QSB for the period ended December 30, 1996).

10.48 Amendment to Employment Agreement made as of June 1, 1996 by and among Gary A. Lockwood, the Company and Mason Dental Midwest, Inc. (Incorporated by reference to Exhibit 10.48 to the Registrant's Form 10-QSB for the period ended December 30, 1996).

10.49 Office Lease dated as of September 13, 1996 between the Company and EquiVest, Inc., a company owned by Frank Leonard Laport. (Incorporated by reference to Exhibit 10.49 to the Registrant's Form 10-QSB for the period ended December 30, 1996).

10.50 Equipment Lease dated as of September 13, 1996 between the Company and Frank Leonard Laport. (Incorporated by reference to Exhibit 10.50 to the Registrant's Form l0-QSB for the period ended December 30, 1996).

10.51 Letter Agreement dated February 4, 1996 between Dr. Richard Staller and the Registrant regarding the sale of the assets of the Dental Team of Delray Beach. (Incorporated by reference to Exhibit 10.51 to the Registrant's Form 10-QSB for the period ended June 30, 1997).

10.52 Letter Agreement effective as of January 10, 1997 by and among the Registrant and Drs. Barfield and Payne regarding the sale of the assets of the Fairfield Dental Center practice. (Incorporated by reference to Exhibit 10.52 to the Registrant's Form 10-QSB for the period ended June 30, 1997).

10.53 Letter Agreement dated as of December 1996 between the Registrant and Dickerson Investment Group, Inc., an entity affiliated with a shareholder of the Registrant, regarding the loan of $175,000 to the Registrant. (Incorporated by reference to Exhibit 10.53 to the Registrant's Form 10-QSB for the period ended June 30, 1997).

10.54 Letter Agreement effective as of June 1, 1997 by and among the Registrant and Mr. Larry Ceraulo d/b/a Certex Dental Studio regarding the sale of the assets comprising Mason Dental Southeast, Inc. and Renaissance Dental

Studio, (Incorporated by reference to Exhibit 10.54 to the Registrant's Form 1O-QSB for the period ended June 30, 1997).

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

10.58 Allonge & Fifth Amendment to Acquisition Promissory Note dated as of July 1, 1997, among the Company, Mason Dental Midwest, Inc. and the Constituent Shareholders of the Delaware Corporation formally known as Mason Dental, Inc. (Incorporated by reference to Exhibit 10.58 to the Registrant's Form 10-KSB for the period ended December 31, 1997).

10.59 Agreement of purchase and sale dated as of May 1, 1997 between Princeton Medical Management Northeast, Inc. and Valley Forge Dental Associates, Inc. (Incorporated by reference to Exhibit 10.59 to the Registrant's Form 10-KSB for the period ended December 31, 1997).

10.60 Financial Consulting Agreement between the Company and BullsEye Marketing, Inc., dated as of July 14, 1998. (Incorporated by reference to Exhibit 10.60 to the Registrant's Form 10-QSB for the period ended June 30, 1998).

10.61 Allonge and Amendment to Balloon Promissory Note and All Related Agreements dated as of July 1, 1998 by and among the company, Dr. Lehr and certain related entities. (Incorporated by reference to Exhibit 10.61 to the Registrant's Form 10-QSB for the period ended June 30, 1998).

21.1 Subsidiaries of the Small Business Issuer (incorporated by reference to
Exhibit 22.1 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1993 (Registration Number 33-43298-A) filed with the Commission on April 14,
1994).

(b) Reports on Form 8-K   The Registrant filed the following Form 8-K's during
the period from January 1, 1999 through March 31, 2000:

1)      On October 5, 1999, the Registrant filed a Form 8-K stating that:

    A) Effective as of October 1, 1999, the Registrant, along with all of its operating subsidiaries, filed voluntary petitions with the United
        States Bankruptcy Court for the Middle District of Florida pursuant to Chapter 11 of the United States Bankruptcy Code (Case No. 99-16012-8C1).

    B) Effective as of September 27, 1999, the Board of Directors of the Registrant approved an extension of the expiration date of those certain warrants issued pursuant to that certain Warrant Agreement dated April 15, 1992 by and between the Registrant and Continental Stock Transfer & Trust Company. The expiration date of the warrants has been extended for a period of twelve (12) months, expiring October 10, 2000.

2) On December 13, 1999, the Registrant filed a Form 8-K stating that, effective as of December 6, 1999, Gary A. Lockwood resigned as an officer and director of the Registrant and all related subsidiary corporations. A copy of Mr. Lockwood's resignation letter was attached and summarized.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report of Form 10-KSB for the year ended December 31, 1999, to be signed on its behalf, by the undersigned thereunto duly authorized.


DATED:                                   Princeton Dental Management Corporation
      -----------------

                                         By:
                                            ------------------------------------
                                                                 Frank L. Laport
                                                      Chairman, CEO and Director

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report of Form 10-KSB for the year ended December 31, 1999, to be signed on its behalf, by the undersigned thereunto duly authorized.


DATED:                                   Princeton Dental Management Corporation
      -----------------

                                         By:
                                            ------------------------------------
                                                            Frank Leonard Laport
                                                     Chairman, CEO, and Director


DATED:                                   Princeton Dental Management Corporation
      -----------------

                                         By:
                                            ------------------------------------
                                                               George B. Collins
                                                                        Director


DATED:                                   Princeton Dental Management Corporation
      -----------------

                                         By:
                                            ------------------------------------
                                                           Dr. Zigmund C. Porter
                                                                        Director


DATED:                                   Princeton Dental Management Corporation
      -----------------

                                         By:
                                            ------------------------------------
                                                                 Florence Wagner
                                                        Chief Accounting Officer


35